Form 10-Q
period 1995-03-31
CONQUEST INDUSTRIES INC
filed 1995-06-15
CIK 810328

         FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1995

                                       OR

[   ]    TRANSITION REPORT  PURSUANT TO SECTION  13 OR  15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from_______________to_____________

         Commission file number:    1-10206

                            CONQUEST INDUSTRIES INC.
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                             76-0206582
         State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization             Identification No.)

                  2215 E.M. Franklin Ave. Austin, Texas 78723
               (Address of principal executive office) (Zip Code)

                       2215 Redwood, Austin, Texas 78723
     (Registrant's former address of Principal Executive Office) (Zip Code)

                                 (512) 929-6706
              (Registrant's telephone number including area code)

                                 (512) 929-6706
           (Registrant's former telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                               No___

     The number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31, 1995 was 9,158,677 shares.

                   CONQUEST INDUSTRIES INC. AND SUBSIDIARIES


                                     INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated  Financial Statements

Consolidated Balance Sheet                                                 1-2

Consolidated Statement of Operations                                         3

Consolidated Statement of Stockholders' Equity                               4

Consolidated Statement of Cash Flows                                       5-6

Notes to Consolidated Financial Statements                                 7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9-15

 PART II - OTHER INFORMATION                                                16

 SIGNATURE                                                                  17

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                                   September 30,       March 31,
                                                                       1994              1995
                                                                   -------------     -----------
CURRENT ASSETS:
  Cash                                                             $ 1,007,880       $   871,130
  Trade accounts receivable, less allowance for
    doubtful accounts                                                5,694,272         5,190,743
  Other receivables                                                    323,843           191,006
  Inventories                                                        8,495,479         7,641,457
  Prepaid expenses and other current assets                            235,344           677,167
                                                                   -----------       -----------
      TOTAL CURRENT ASSETS                                          15,756,818        14,571,503

MACHINERY AND EQUIPMENT - NET                                        1,071,301         1,001,072

DEFERRED TAX ASSET                                                     753,000         1,257,900

INTANGIBLE AND OTHER ASSETS - NET                                    5,604,581         6,016,049

NET ASSETS OF DISCONTINUED OPERATIONS                                4,250,000         4,250,000
                                                                   -----------       -----------
                                                                   $27,435,700       $27,096,524
                                                                   ===========       ===========


                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     September 30,     March 31,
                                                         1994            1995
                                                     ------------      ---------
CURRENT LIABILITIES:
  Accounts payable                                   $  4,634,545    $  5,607,113
  Accrued expenses                                      3,331,344       2,434,428
  Current portion of long-term debt                     1,500,000       1,500,000
  Income taxes payable                                     25,018               0
      TOTAL CURRENT LIABILITIES                         9,490,907       9,541,542

LONG-TERM DEBT                                         16,705,849      17,528,349

COMMITMENTS AND CONTINGENCIES                                  --              --

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized 5,000,000 shares,
  issuable in series
    Series A, preferred stock, $.10 par value;
      7,550 issued and outstanding (liquidation
      preference:  $93,257)                                   755             755
    Series B, convertible redeemable preferred
      stock, no par value; 2,800,000 shares
      issued and outstanding                            2,800,000       2,800,000
    Series D, redeemable preferred stock, no
      par value; 600,000 shares issued and
      outstanding ($200,000 liquidation preference)            --         200,000
  Common stock, $.01 par value; 25,000,000 shares
     authorized; 9,158,677 shares issued
     and outstanding                                       91,587          91,587
  Additional paid-in capital                           12,373,815      12,625,815
  Accumulated deficit                                 (13,945,520)    (15,616,739)
  Foreign currency translation adjustment                 (81,693)        (74,784)
                                                     ------------    ------------
                                                        1,238,944          26,634
                                                     ------------    ------------
                                                     $ 27,435,700    $ 27,096,524
                                                     ============    ============

                       See notes to financial statements.

                  CONQUEST INDUSTRIES INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three months ended March 31,     Six months ended March 31,
                                                      ----------------------------   -----------------------------
                                                          1995            1994            1995            1994
                                                      ------------    ------------    ------------    ------------
NET SALES ........................................    $ 10,056,954    $ 10,353,224    $ 20,530,724    $ 21,414,269

 COST OF SALES ....................................      6,557,746       6,391,450      13,148,193      13,001,924
                                                      ------------    ------------    ------------    ------------

 GROSS PROFIT .....................................      3,499,208       3,961,774       7,382,531       8,412,345

 OPERATING EXPENSES:
  Selling, distribution and administrative expenses      3,481,919       3,047,299       6,976,090       6,238,981
  Amortization expense ............................         92,329          92,329         184,657         184,657
                                                      ------------    ------------    ------------    ------------
                                                         3,574,248       3,139,628       7,160,747       6,423,638
                                                      ------------    ------------    ------------    ------------

 OPERATING INCOME (LOSS) ..........................        (75,040)        822,146         221,784       1,988,707
                                                      ------------    ------------    ------------    ------------

 OTHER EXPENSES (INCOME):
  Interest expense .................................        588,126         434,344       1,061,481         860,311
  Amortization of debt discount ...................        290,000              --         485,000              --
  Other-net .......................................        104,514          12,290         104,514          11,423
                                                      ------------    ------------    ------------    ------------
                                                           982,640         446,634       1,650,995         871,734
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTlNUING OPERATIONS
 BEFORE INCOME TAXES ..............................     (1,057,680)        375,512      (1,429,211)      1,116,973

PROVISION FOR INCOME TAXES (BENEFIT) ..............       (359,000)        142,695        (509,000)        424,450
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS ..........       (698,680)        232,817        (920,211)        692,523

LOSS FROM DISCONTINUED OPERATIONS .................       (611,008)             --        (611,008)             --
                                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS) .................................   $ (1,309,688)   $    232,817    S(1,531,219)    $    692,523
                                                      ------------    ------------    ------------    ------------
                                                      ------------    ------------    ------------    ------------

PRO-FORMA EARNINGS (LOSS) PER SHARE:
 From continuing operations .......................   $      (0.08)   $       0.01    $      (0.12)   $       0.05
 From discontinued operations .....................          (0.07)             --           (0.07)             --
                                                      ------------    ------------    ------------    ------------
                                                      $      (0.15)   $       0.01    $      (0.19)   $       0.05
                                                      ------------    ------------    ------------    ------------

WEIGHTED AVERAGE NUMBER OF SHARES .................      9,158,677       9,158,677       9,158,677       9,158,677
                                                      ============    ============    ============    ============

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                           PREFERRED STOCKS
                                     --------------------------------------------------------------
                                          SERIES A              SERIES B             SERIES D
                                     ------------------   ---------------------  -----------------
                                     SHARES      AMOUNT    SHARES      AMOUNT    SHARES    AMOUNT
                                     ------      ------   ---------  ----------  -------  --------

BALANCE--SEPTEMBER 30, 1994          7,550        $755    2,800,000  $2,800,000       --        --
  Net loss                              --          --           --          --
  Preferred stock dividend              --          --           --          --
  Issuance of Series D preferred
   stock in exchange for
   shareholder loans                                                             200,000   200,000
  Translation of foreign
   currency                             --          --           --          --
  Issuance of warrants in
   connection with debt                 --          --           --          --

                                   -------        ----    ---------  ----------  -------  --------
BALANCE -- MARCH 31, 1995            7,550        $755    2,800,000  $2,800,000  200,000  $200,000
                                   =======        ====    =========  ==========  =======  ========



                                                                                      FOREIGN
                                     COMMON STOCK                           RETAINED  CURRENCY
                                  ------------------   PAID-IN    TREASURY  EARNINGS  TRANSLATION
                                   SHARES    AMOUNT    CAPITAL    STOCK     (DEFICIT) ADJUSTMENT  TOTALS
                                  ---------  -------  ----------  ----  ------------  --------   -------
BALANCE--SEPTEMBER 30, 1994       9,158,676  $91,587  12,373,815  $ --  $(13,945,520) $(81,693) $1,238,944
  Net loss                                                                (1,531,219)           (1,531,219)
  Preferred stock dividend                                                  (140,000)             (140,000)
  Issuance of Series D preferred
   stock in exchange for
   shareholder loans                                     102,000                                   302,000
  Translation of foreign
   currency                                                                              6,909       6,909
  Issuance of warrants in
   connection with debt                                  150,000                                   150,000
                                  ---------  -------  ----------  ----  ------------  --------   ---------
BALANCE--MARCH 31, 1995           9,158,676  $91,587  12,625,815  $ --  $(15,616,739) $(74,784)   $ 26,634
                                  =========  =======  ==========  ====  ============  ========   =========


                       See notes to financial statements.
                                       4

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Six months ended March 31
                                                                          -----------------------------
                                                                               1995             1994
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ....................................................   $(1,531,219)      $   692,523
                                                                          -----------       -----------
   Adjustments to reconcile  net income  (loss) to net cash provided by operating activities:
      Depreciation and amortization ...................................       669,657           369,622
      Provision for bad
      debts ...........................................................        56,802            62,953
      Issuance of Series D preferred stock ............................       102,000                --
      Loss from discontinued operations ...............................       611,008                --
   Changes in assets and liabilities:
     Decrease (increase) in trade and other accounts receivable .......       446,727          (418,567)
     Decrease (increase) in inventories ...............................       854,022           920,604
     Decrease (increase) in prepaid expenses and other
      current assets ..................................................      (568,987)           31,911
     Increase in intangibles and other assets .........................      (325,864)         (300,739)
     Increase (decrease) in accounts payable ..........................       851,157          (350,447)
     Increase (decrease) in income taxes payable ......................       225,406            42,538
     Increase (decrease) in accrued expenses ..........................    (1,143,213)           29,330
                                                                           ----------        ----------
        TOTAL ADJUSTMENTS .............................................     1,778,715           387,205
                                                                           ----------        ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ......................       247,496         1,079,728
                                                                           ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures .................................................       (96,632)         (121,380)
 Cash used in discontinued operations .................................      (577,892)            6,427
                                                                           ----------        ----------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES ......................      (674,524)         (114,953)
                                                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term financing ......................................      (750,000)         (620,871)
 Preferred stock dividends ............................................      (140,000)         (200,000)
 Proceeds from revolving credit line ..................................            --           100,000
 Proceeds from issuance of promissory notes, net ......................       973,369                --
 Proceeds from issuance of preferred stock ............................       200,000                --
 Effect of foreign currency exchange rate changes .....................         6,909              (295)
                                                                           ----------        ----------

NET CASH USED IN FINANCING ACTIVITIES .................................       290,278          (721,166)
                                                                           ----------        ----------

NET INCREASE (DECREASE) IN CASH .......................................      (136,750)          243,609

CASH AT BEGINNING OF PERIOD                                                 1,007,880           791,038
                                                                           ----------        ----------

CASH AT END OF PERIOD .................................................   $   871,130       $ 1,034,647
                                                                           ==========        ==========


                       See notes to financial statements.

                  CONQUEST INDUSTRIES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)



                                                     Six months ended March 31,
                                                     --------------------------
                                                        1995            1994
                                                     -----------       ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest ......................................   $ l,048,014       $860,311
                                                     -----------       ---------
                                                     -----------       ---------

   Income taxes ..................................            --             --
                                                     -----------       ---------
                                                     -----------       ---------

 Noncash investing and financing activities:
   Issuance of Series D preferred stock ..........   $   102,000       $
                                                     ===========       =========


                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995

                                  (Unaudited)


1.    BASIS OF PRESENTATION

      The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of a full year.

      Certain financial information which is normally included in the financial statements prepared in accordance with generally accepted accounting principles, which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the "Consolidated Financial Statements") as filed by the Company with the Securities and Exchange Commission in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1994.


2.    EARNINGS (LOSS) PER SHARE

      The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options, exercise of warrants and the conversion of preferred stock. Such dilutive securities included in the number of common shares outstanding are based on the treasury stock method.


3.    ACQUISITION OF LANGWORTHY CASINO SUPPLY

      The following table sets forth pro-forma results of operations for the Company and Langworthy Casino Supply as if the Langworthy acquisition took place on October 1, 1993.

                                                   Six months ended March
                                                          31, 1994
                                                   ----------------------
Revenues, net                                           $23,535,000
                                                        -----------
Operating income                                        $ 2,211,000
                                                        -----------
Pro-forma net income                                    $ 1,382,000
                                                        ===========
Pro-forma income per share                              $       .13
                                                        ===========

4.    INVENTORIES

      Inventories are summarized as follows at March 31, 1995:

Manufacturing inventories:
     Material and work-in-process                        $1,653,553
     Finished products                                    1,076,819
                                                         ----------
                                                          2,730,372
Purchased merchandise for resale                          4,911,085
                                                         ----------
                                                         $7,641,457
                                                         ==========




5.    STOCKHOLDERS' EQUITY


          (a) In February 1995, the Company borrowed $200,000 from the Blum Asset Trust ("BAT") an affiliate of Bentley J. Blum. The loan was non-interest bearing and was repayable on demand. In May 1995, pursuant to a prior agreement, the loan was converted into 600,000 shares of new Series D preferred Stock of the Company, and the Company simultaneously issued to BAT warrants entitling BAT to purchase, at any time on or before February 15, 2000, up to 600,000 shares of Common Stock at a price of $.3333 per share (subject to adjustment under certain circumstances); and one-third of such warrants are subject to cancellation if all of the shares of Series D Preferred Stock are redeemed on or before August 15, 1995. BAT has the right to pay the exercise price under such warrants by delivering to the Company for cancellation a number of shares of Series D Preferred Stock having an aggregate liquidation preference equal to the amount of the subject exercise price.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of capital for operations has been the combined Term Loan and Revolving Credit Loan pursuant to the Lending Agreement between the Company's wholly-owned subsidiary Wico Corporation ("Wico") and its institutional lender, as well as cash flow from operations. However, as described in greater detail below, the Company has experienced negative cash flow, and a shortage of working capital in the first two quarters of the year ending September 30, 1995. Additionally, in November 1994, the Company completed a Private Placement of its securities in the amount of $2,737,500, which yielded net proceeds to the Company of approximately $2.3 million after the costs of the financing.

      Under the terms of the Lending Agreement, Wico must be in compliance with certain financial ratios. Certain of the covenant requirements include attaining operating income before amortization of intangibles and other assets (as defined in the Lending Agreement), current ratio of 1.75:1 and minimum working capital of $6,300,000. As of March 31, 1995, Wico was not in compliance with two of such financial covenants and has received a waiver from its lending institution with respect thereto. The Term Loan, maturing in October 1998, provides for monthly installments of principal, and had a principal balance of approximately $6,211,000 at March 31, 1995. The Revolving Credit Loan provides for a maximum credit of $13,000,000 (inclusive of letters of credit that may be established at the request of Wico), and as of the date of this report, the line of credit is fully drawn upon. At March 31, 1995, the aggregate amount of borrowings under the Lending Agreement was approximately $19,161,000. Repayment of the loan is secured by a first lien on a substantial portion of Wico's assets, limited personal guarantees, each in the amount of $1,000,000, from Stephen R. Feldman, Chairman of the Board of the Company, and Bentley J. Blum, a principal stockholder and director of the Company, and stock pledges in favor of the institutional lender covering all of the common stock of the Company owned by certain of Wico's prior stockholders.

      The maximum interest rates on the institutional loans are payable at the option of WICO at either the prime rate plus 1-1/2%, or LIBOR plus 3-1/4%. Under certain circumstances related to earnings, the rate of interest may be reduced to the prime rate, or LIBOR plus 1-3/4%. Under the terms of the Lending Agreement, the lender was granted a warrant to purchase 4.9% of Wico's common stock which was exchanged for a warrant to purchase 400,000 shares of common stock of the Company at the time of the business combination between the Company and Wico (the Wico Merger ). In consideration of Wico's agreement to make a prepayment, the lender consented to the Wico Merger and the Langworthy acquisition. Wico used $4,000,000 in funds obtained from the Wico Merger to make such payment and agreed to pay the lender an additional $1,000,000 by December 31, 1994 and to purchase the lender's warrant for $1,000,000 by December 31, 1994, or in the alternative incur a 1-1/2 % per annum increase in the interest rate paid on the loans and pay a fee of $375,000. The Company selected the second option and paid

$200,000 on December 15, 1994, and has accrued the balance as of March 31, 1995.

      The Lending Agreement provides for mandatory prepayment of the term loan in amounts equal to 75% of Wico's excess cash flow, as defined in the Lending
Agreement. The Lending Agreement contains other restrictions requiring the consent of the lender in connection with making of any acquisition, payment of dividends, issuance of additional securities or making of annual capital expenditures in excess of $500,000.

     The Company sold $2,737,500 of its securities in an private placement of units in November 1994. Each unit ("Unit") consisted of a $25,000 principal amount 10% convertible Promissory Note (the "Notes") due 24 months from September 1994 (or earlier upon the occurrence of certain events). The Notes are convertible into shares of the Company's Common Stock at a price per share equal to eighty percent of the closing bid price of the Common Stock on the date of conversion. Upon conversion, holders of the Notes will also have the right to receive warrants to purchase 500 shares of common stock of the Company per Unit at an exercise price of $11.875 per share for a four-year period commencing on the effective date of a registration statement which includes such shares.

      Since the Wico Merger, the Company's airline operation has used approximately $2,000,000 in cash through March 31, 1995. The airline operation has continued to operate unprofitably and generate negative cash flow from its operations. On January 1, 1995, the Company implemented across the board fare increases, and in February 1995, the Company was successful in negotiating with its lessors to terminate the leases of three of its aircraft which reduced the fleet to six, as compared to 16 aircraft at the time of the Wico Merger. These measures, together with other cost reductions, have reduced the losses in the airline operation. However, the Company expects to continue to incur losses in the airline operation while the Company continues to seek a buyer for the airline. Due to the negative cash flow in the airline operation, the airline is also in default of its lease payments under the leases for its six aircraft, and has received default notices from the lessors in respect of four of the six aircraft.

      During the year ended September 30, 1994, Wico operated with positive cash flow. However, as a result of continuing demands of the Company's airline operation, as well as costs associated with the consolidation of the Company's recently acquired gaming subsidiary, and a general softening of demand for certain of Wico's products, Wico generated lower than expected sales volume in the fourth quarter of fiscal 1994 and the first two quarters of fiscal 1995, resulting in a negative cash flow for the first two quarters of fiscal 1995 to date and a shortage of working capital. The Company is attempting to obtain additional working capital by refinancing its senior secured indebtedness under its line of credit. Although it has received a financing proposal from an institutional lender, such proposal does not constitute a financing commitment In addition, consummation of such refinancing will require the agreement of the Company's existing institutional lender to subordinate a portion of its debt to the rights of such new lender. Accordingly, there is no assurance that the Company will be able to effect such refinancing, or on terms that will relieve its liquidity and cash flow shortages.


Seasonality

      Wico's consumer products segment experiences its peak sales during the Christmas holiday selling season. Due to the importance of the Christmas selling season, net sales relating thereto constitute a disproportionate amount of net sales for the entire year and all of Wico's income from operations of this segment. Unfavorable economic conditions affecting retailers generally during the Christmas selling season in any year could materially adversely affect Wico's results of operations for this segment. Wico must also make decisions regarding how much inventory to buy in advance of the season in which it will be sold. Significant deviations from projected demand for products can have an adverse effect on Wico's sales and profitability for this segment.



Inflation

      To date, inflation has not had a material effect on Wico's operations.

RESULTS OF OPERATIONS


      The Company's results of continuing operations continue to be impacted by trends in Wico's coin - operated machine and consumer video game markets. The soft market for coin operated amusement machine parts has resulted in essentially flat distribution sales. Consumer sales were impacted negatively in this period by a soft post - Christmas selling season, and delayed orders from retailers in anticipation of the Company's new product line unveiled at the January 1995 Consumer Electronics show. The three and six - month 1994 periods also benefited from increased sales to an original equipment manufacturer ("OEM"), which was not repeated in the 1995 periods. Additionally, both distribution and consumer sales were negatively impacted by poor inventory positions as a result of a shortage of working capital.


Three Months Ended March 31, 1995 compared to Three Months Ended March 31, 1994:

                                                             Three Months
                                                                Ended
                                                               March 31,
                                                          --------------------
                                                          1995            1994
                                                          --------------------
                                                             (In Thousands)
Sales:
                  Distribution                           $  8,598       $  8,797
                  Consumer                                  1,025          1,556

                  Gaming                                      434           --
                                                         -----------------------
                                                           10,057         10,353


Gross Profit:
                  Distribution                              3,151          3,398
                  Consumer                                    424            564
                  Gaming                                      (76)          --
                                                         -----------------------
                                                            3,499          3,962

Selling, Distribution and Administrative                    3,482          3,047
Amortization of intangibles                                    92             92
Interest and other amortization                               878            434
Other Expense                                                   3             12
Income (Loss) from Continuing
   Operations Before Income Taxes                          (1,058)           375
Net Income (Loss)                                          (1,310)           233


      Sales for the three months ended March 31, 1995 were $10,057,000 as compared to $10,353,000 for the comparable prior year period. The 2.9% or $296,000 decrease was the result of consumer sales decreasing $531,000, or 34.1% and distribution sales decreasing $199,000 (approximately 2.3%). These sales declines were partially offset by the inclusion of Wico Gaming Supply Corp. ("Wico Gaming") of $434,000 as a result of the acquisition of this division in June 1994.

      Distribution sales declined primarily due to depressed demand for products relating to coin - operated video games. Consumer sales declined due in part to discontinued products for Nintendo and Sega video game machines. Additionally, production problems in the Far East manufacturing facility restricted supply of product, resulting in lost sales.

      Additionally, sales of both coin - operated parts and consumer joysticks were negatively affected in the quarter due to decreased availability of inventory, in part a result of working capital constraints. Such lost sales will not be recouped. Wico Gaming's sales were also negatively impacted by licensing requirements of individual states and the length of time required in obtaining such licenses. While applications have been submitted in all major gaming states, the approval process is continuing.

      Gross profit for the three months ended March 31, 1995 was $3,499,000 versus $3,962,000 for the comparable prior year period. Distribution gross margin percentage was 36.7% versus 36.4% for the comparable prior year period. Suncom (the consumer division) gross margin percentage increased from 36.3% to 41.3%. Wico Gaming's negative gross margin of $76,000 represented a negative gross margin percentage of approximately 17.5% of its net sales for the period.

      Selling, distribution and administration expenses in the three months ended March 31, 1995 were $3,482,000 (approximately 34.9% of sales) as compared to $3,047,000 (approximately 29.4% of sales) for the comparable prior year period. The increase is partially due to the inclusion of Wico Gaming expenses of $266,000 which were higher than normal due to a reorganization and relocation of the physical plant in Las Vegas.

      Amortization of intangibles was $92,000 during this period and in the comparable prior year period.

      Interest expense (including the amortization of deferred debt discounts and fees of $290,000 in the current year period, as opposed to none in the comparable prior year period) increased from $434,000 to $878,000. The balance of the increase is a combination of higher borrowings as well as higher interest rates.

     The Company recorded a loss from continuing operations before taxes of $1,058,000 and a net loss of $1,319,000 for the three - month period ended March 31, 1995. The result was due to reduced parts and supplies sales, a change in the consumer product division's product mix, a ell as the reorganization of Wico Gaming, amortization charges of $382,000 as discussed above, and a loss from discontinued operations of $611,000.

Six months ended March 31, 1995 compared to Six months ended March 31, 1994:

                                                             Six Months
                                                                Ended
                                                               March 31,
                                                          --------------------
                                                          1995            1994
                                                          --------------------
                                                              (In Thousands)
Sales:
                  Distribution                          $ 16,003        $ 17,015
                  Consumer products                        3,527           4,399

                  Gaming                                   1,001            --
                                                        ------------------------
                                                          20,531          21,414

Gross Profit:



                  Distribution                             5,812           6,599
                  Consumer products                        1,536           1,813
                  Gaming                                      34            --
                                                        ------------------------
                                                           7,384           8,412

Selling, Distribution and Administrative                   6,976           6,239
Amortization                                                 185             185
Interest Expense                                           1,546             860
Other Expense                                                  3              11
Income (Loss) From Continuing
   Operations Before Income Taxes                         (1,429)          1,117
Net Income (Loss)                                         (1,531)            693

      Sales for the six months ended March 31, 1995 were $20,531,000 as compared to $21,414,000 for the comparable prior year period. The 4% or $883,000 decrease was the result of distribution sales decreasing $1,012,000 and consumer product sales decreasing $872,000, partially offset by sales of Wico Gaming, acquired in June 1994, of $1,001,000.

      Distribution sales decreased 6% to $16,003,000. Distribution sales continued to be hampered by soft conditions in the coin machine market. Consumer sales declined 19.8% from the comaparable prior year period. This decline is attributable to the soft Christmas market and the decline in consumer OEM sales.

      Additionally, sales of both coin - operated parts and consumer joysticks were negatively affected in the quarter due to decreased availability of inventory, in part a result of working capital constraints. Such lost sales will not be recouped. Wico Gaming's sales were also negatively impacted by licensing requirements of individual states and the length of time required in obtaining such licenses. While applications have been submitted in all major gaming states, the approval process is continuing.

      Gross profit for the six months ended March 31, 1995 was $7,384,000 as compared to $8,412,000 for the comparable prior year period. Distribution gross margin percentage was 36.3% as compared to 38.8% for the comparable prior year period. The decline was the result of increased price competition in an overall soft market. The consumer products division's gross margin percentage increased from 41.2% to 43.6%. Wico Gaming's gross margin of $34,000 represented a gross margin percentage of approximately 3.4% of its net sales for the period.

      Selling, distribution and administration expenses for the six months ended March 31, 1995 were $6,976,000 (approximately 33.3% of sales) as compared to $6,239,000 (29.4% of sales) for the comparable prior year period. The 9.7% increase was largely the result of the inclusion of Wico Gaming, which accounted for $544,000 of expenses.

       Amortization of intangibles was approximately $185,000 in both periods.

      Interest expense increased from $860,000 to $1,061,000. The increase is a combination of higher borrowings as well as higher interest rates. Amortization of debt discounts and deferred loan costs was $485,000 in the current year period (none in the comparable prior year period).

     The Company recorded a loss from continuing operations before tax benefit of $1,429,000 and a net loss of $1,531,000 for the six months ended March 31, 1995. The result was due to reduced parts and supplies sales and gross margins, as well as the reorganization of Wico Gaming, a charge of $485,000 relating to the amortization of debt discounts recorded in the fourth quarter of fiscal 1994, and a provision for loss on discontinued operations of $611,000. A deferred income tax benefit of approximately $509,000 was recorded during the six months ended March 31, 1995 as a result of the tax benefits of the operating losses incurred during this period.. Management believes that the total deferred tax benefits, aggregating approximately $1,260,000 as of March 31, 1995 will be recovered by the generation of financial reporting and taxable income prior to the expiration of such net operating losses.

      PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS - NONE

Item 2.       CHANGES IN SECURITIES - NONE

Item 3.       DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

Item 5.       OTHER INFORMATION - NONE

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K -

                (a) Exhibit 27-Financial Data Schedule

                (b) No reports on Form 8-K were filed by this registrant during the quarter for which this report is filed

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CONQUEST INDUSTRIES INC.



                                       /s/ Stephen R. Feldman,
                                       _______________________________
                                       Stephen R. Feldman,
                                       Chairman





                                       /s/ Jerry Karlik
                                       _______________________________
                                       Jerry Karlik
                                       Chief Financial Officer and Chief
                                       Accounting Officer


Dated : June 12, 1995