Form 10-Q
period 1995-06-30
CONQUEST INDUSTRIES INC
filed 1995-08-14
CIK 810328

         FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------
         Commission file number:    1-10206

                            CONQUEST INDUSTRIES INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                                76-0206582
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                6400 West Gross Point Road, Niles, Illinois 60714
                -------------------------------------------------
               (Address of principal executive office) (Zip Code)

                        2215 Redwood, Austin, Texas 78723
      --------------------------------------------------------------------
     (Registrant's former address of Principal Executive Office) (Zip Code)

                                 (708) 647-7500
                -------------------------------------------------
               (Registrant's telephone number including area code)

                                 (512) 929-6706
           ----------------------------------------------------------
           (Registrant's former telephone number including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X                                   No
                  ---

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31, 1995 was 9,158,677 shares.

                    CONQUEST INDUSTRIES INC. AND SUBSIDIARIES

                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated  Financial Statements

      Consolidated Balance Sheet                                               1-2

      Consolidated Statement of Operations                                      3

      Consolidated Statement of Stockholders' Equity                            4

      Consolidated Statement of Cash Flows                                     5-6

      Notes to Consolidated Financial Statements                               7-8

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      9-17


PART II - OTHER INFORMATION                                                   18


SIGNATURE                                                                     19

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)




                                     ASSETS

                                                                  June 30,
                                                                   1995            June 30,       September 30,
                                                                 Pro-Forma           1995             1994
                                                                -----------      -----------      -----------
CURRENT ASSETS:
  Cash                                                          $ 2,739,276      $ 1,909,276      $ 1,007,880
  Trade accounts receivable, less allowance for
    doubtful accounts                                             4,364,708        4,364,708        5,694,272
  Other receivables                                                 209,227          209,227          323,843
  Inventories                                                     7,942,219        7,942,219        8,495,479
  Prepaid expenses and other current assets                         881,741          881,741          235,344
                                                                -----------      -----------      -----------
      TOTAL CURRENT ASSETS                                       16,137,171       15,307,171       15,756,818

MACHINERY AND EQUIPMENT - NET                                       961,414          961,414        1,071,301

DEFERRED TAXES                                                    1,857,900        1,857,900          753,000

INTANGIBLE AND OTHER ASSETS - NET                                 5,871,820        5,871,820        5,604,581

NET ASSETS OF BUSINESS TRANSFERRED UNDER
 CONTRACTUAL ARRANGEMENT                                          4,250,000        4,250,000             -

NET ASSETS OF DISCONTINUED OPERATIONS                                  -                -           4,250,000
                                                                -----------      -----------      -----------
                                                                $29,078,305      $28,248,305      $27,435,700
                                                                ===========      ===========      ===========

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                June 30,
                                                                                 1995             June 30,          September 30,
                                                                               Pro-Forma            1995                1994
                                                                              ------------      ------------         ------------
CURRENT LIABILITIES:
  Accounts payable                                                            $  6,083,625      $  6,083,625         $  4,634,545
  Accrued expenses                                                               2,609,436         2,609,436            3,331,344
  Current portion of long-term debt                                              1,500,000         1,500,000            1,500,000
  Notes payable - shareholder                                                        -               150,000                -
  Income taxes payable                                                              72,340            72,340               25,018
                                                                              ------------      ------------         ------------
      TOTAL CURRENT LIABILITIES                                                 10,265,401        10,415,401            9,490,907

LONG-TERM DEBT                                                                  17,443,349        17,443,349           16,705,849

COMMITMENTS AND CONTINGENCIES                                                                          -                    -

STOCKHOLDERS' EQUITY :
  Preferred stock, authorized 5,000,000 shares, issuable in series
    Series A, preferred stock, $.10 par value; 7,550 issued and
      outstanding (liquidation preference:  $93,257)                                   755               755                  755
    Series B, convertible redeemable preferred stock, no par
      value; 2,800,000 shares issued and outstanding                             2,800,000         2,800,000            2,800,000
    Series D, redeemable preferred stock, no par value;
      600,000 shares issued and outstanding ($200,000
      liquidation preference                                                         -               200,000                -
  Common stock, $.01 par value; 25,000,000 shares authorized;
    10,273,921 shares issued and outstanding at June 30, 1995                      112,512           102,739               91,587
  Additional paid-in capital                                                    15,355,657        14,185,430           12,373,815
  Accumulated deficit                                                          (16,819,633)      (16,819,633)         (13,945,520)
  Foreign currency translation adjustment                                          (79,736)          (79,736)             (81,693)
                                                                              ------------      ------------         ------------
                                                                                 1,369,555           389,555            1,238,944
                                                                              ------------      ------------         ------------
                                                                              $ 29,078,305      $ 28,248,305         $ 27,435,700
                                                                              ============      ============         ============

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                          Three months ended June 30,         Nine months ended June 30,
                                                            1995              1994              1995              1994
                                                        ------------      ------------      ------------      ------------
NET SALES                                               $  8,810,363      $  9,262,559      $ 29,341,087      $ 30,676,828

COST OF SALES                                              5,631,474         5,746,151        18,779,667        18,748,075
                                                        ------------      ------------      ------------      ------------
GROSS PROFIT                                               3,178,889         3,516,408        10,561,420        11,928,753
                                                        ------------      ------------      ------------      ------------
OPERATING EXPENSES:
  Selling, distribution and administrative expenses        3,679,248         2,887,071        10,655,338         9,218,380
  Depreciation and amortization expense                      112,328            92,328           296,985           232,270
                                                        ------------      ------------      ------------      ------------
                                                           3,791,576         2,979,399        10,952,323         9,450,650
                                                        ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS)                                     (612,687)          537,009          (390,903)        2,478,103
                                                        ------------      ------------      ------------      ------------
OTHER EXPENSES (INCOME):
  Interest expense                                           577,634           449,309         1,639,115         1,309,620
  Amortization of debt discount                              290,000                 -           775,000                 -
  Write off of registration costs                                  -           268,000                 -           268,000
  Other-net                                                   76,522            19,233           181,036            27,758
                                                        ------------      ------------      ------------      ------------
                                                             944,156           736,542         2,595,151         1,605,378
                                                        ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                         (1,556,843)         (199,533)       (2,986,054)          872,725
                                                        ------------      ------------      ------------      ------------
PROVISION FOR INCOME TAXES (BENEFIT)                        (600,000)         (101,450)       (1,109,000)          323,000
                                                        ------------      ------------      ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                    (956,843)          (98,083)       (1,877,054)          549,725
                                                        ------------      ------------      ------------      ------------
DISCONTINUED OPERATIONS
  Loss from discontinued airline operations                 (176,051)                -          (787,059)                -
                                                        ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                       $ (1,132,894)     $    (98,083)     $ (2,664,113)     $    549,725
                                                        ============      ============      ============      ============
EARNINGS (LOSS) PER SHARE
  Continuing operations                                 $      (0.11)     $      (0.01)     $      (0.22)     $       0.06
  Discontinued operations                                      (0.02)                -             (0.08)                -
                                                        ------------      ------------      ------------      ------------
                                                        $      (0.13)     $      (0.01)     $      (0.30)     $       0.06
                                                        ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES                          9,530,425         9,158,677         9,344,551         9,158,677
                                                        ============      ============      ============      ============

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)



                                                                          Preferred Stocks
                                                                  Series A                Series B
                                                              Shares    Amount       Shares       Amount
                                                               -----    -------     ---------  ------------
BALANCE - SEPTEMBER 30, 1994                                   7,550    $   755     2,800,000  $  2,800,000

  Net loss                                                         -          -             -             -
  Preferred stock dividend                                         -          -             -             -
  Issuance of Series D preferred stock in exchange for
    shareholder loans                                              -          -             -             -
  Issuance of common stock                                         -          -
  Translation of foreign currency                                  -          -             -             -
  Issuance of warrants in connection with debt                     -          -             -             -
                                                               -----    -------     ---------  ------------
BALANCE - June 30, 1995 (unaudited)                            7,550    $   755     2,800,000  $  2,800,000
                                                               =====    =======     =========  ============




                                                             Series D                 Common Stock          Paid-in    Treasury
                                                        Shares       Amount       Shares         Amount     Capital     Stock
                                                        -------   ------------  ----------  -------------  ----------  --------
BALANCE - SEPTEMBER 30, 1994                                   -             -   9,158,676  $     91,587  12,373,815  $     -

  Net loss
  Preferred stock dividend
  Issuance of Series D preferred stock in exchange for
    shareholder loans                                    200,000       200,000                               102,000
  Issuance of common stock                                                       1,115,245        11,152   1,559,615
  Translation of foreign currency
  Issuance of warrants in connection with debt                                                               150,000
                                                         -------   -----------  ----------  ------------  ----------  -------
BALANCE - June 30, 1995 (unaudited)                      200,000   $   200,000  10,273,921  $    102,739  14,185,430  $     -
                                                         =======   ===========  ==========  ============  ==========  =======

                                                                           Foreign
                                                            Retained       Currency
                                                            Earnings     Translation
                                                            (Deficit)     Adjustment    Totals
                                                          -------------  -----------  -----------
BALANCE - SEPTEMBER 30, 1994                              $(13,945,520)   $ (81,693)  $1,238,944

  Net loss                                                  (2,664,113)               (2,664,113)
  Preferred stock dividend                                    (210,000)    (210,000)
  Issuance of Series D preferred stock in exchange for
    shareholder loans                                                                    302,000
  Issuance of common stock                                                             1,570,767
  Translation of foreign currency                                             1,957        1,957
  Issuance of warrants in connection with debt                                           150,000
                                                          -------------    ---------  -----------
BALANCE - June 30, 1995                                   $(16,819,633)   $ (79,736)  $  389,555
                                                           ============    =========  ===========

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  Nine months ended June 30,
                                                                     1995           1994
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(2,664,113)  $   549,725
                                                                  -----------   -----------
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                               1,555,687       557,196
        Provision for bad debts                                        80,910        88,734
        Issuance of warrants as compensation                          102,000             -
        Deferred income taxes                                      (1,109,000)            -
        Discontinued operations                                        (9,955)            -
        Write off of registration costs                                             268,000

    Changes in assets and liabilities:
      Decrease in trade and other accounts receivable               1,248,654       246,371
      Decrease in inventories                                         553,260       350,749
      Increase in prepaid expenses and other current assets          (568,987)       (8,170)
      Increase in intangibles and other assets                       (325,864)     (629,949)
      Increase in accounts payable                                  1,449,080       198,332
      Increase in income taxes payable                                 47,322      (336,415)
      Decrease in accrued expenses                                   (721,908)     (228,160)
                                                                  -----------   -----------
          TOTAL ADJUSTMENTS                                         2,301,199       506,688
                                                                  -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (362,914)    1,056,413
                                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (296,794)     (195,786)
  Cash paid for acquired business                                           -    (1,750,000)
  Cash of acquired airline subsidiary                                       -     5,934,663
  Other                                                                     -        12,058
                                                                   -----------   -----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                     (296,794)    4,000,935
                                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term financing                                  (1,125,000)   (5,096,755)
  Preferred stock dividends                                          (210,000)     (300,000)
  Proceeds from revolving credit line                                       -       100,000
  Proceeds from issuance of promissory notes, net                   1,123,369             -
  Proceeds from issuance of preferred stock                           200,000             -
  Proceeds from issuance of common stock                            1,570,767
  Effect of foreign currency exchange rate changes                      1,968        26,294
                                                                  -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                               1,561,104    (5,270,461)
                                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH                                       901,396      (213,113)

CASH AT BEGINNING OF PERIOD                                         1,007,880       791,038
                                                                  -----------   -----------
CASH AT END OF PERIOD                                             $ 1,909,276   $   577,925
                                                                  ===========   ===========


                       See notes to financial statements.

                  CONQUEST INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                  (Continued)



                                                           Nine months ended June 30,
                                                            1995               1994
                                                         -----------        ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                             $ 1,656,569        $1,310,000
                                                         ===========        ==========
    Income taxes                                         $         -        $  614,000
                                                         ===========        ==========
  Noncash investing and financing activities:
    Issuance of Series D preferred stock                 $   102,000        $        -
                                                         ===========        ==========
    Assets acquired in exchange for common stock         $         -        $4,950,000
                                                         ===========        ==========

                       See notes to financial statements.

                    CONQUEST INDUSTRIES INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

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

3.  SALE OF CONQUEST AIRLINES CORP.

    Effective as of June 30, 1995 the Company transferred pursuant to a contractual arrangement all of the common stock of its wholly-owned subsidiary, Conquest Airlines Corp. ("CAC") to Air L.A., Inc. ("Air LA"), for consideration consisting of (1) a $3,000,000 convertible promissory note of Air LA, (2) an 8% promissory note of Air LA in the principal amount of $1,000,000 and (3) an additional 8% promissory note of Air LA in the principal amount of $2,000,000 representing Air LA's assumption of certain intercompany indebtedness previously owed by CAC to the Company.

    At the closing of the sale, the Company loaned to CAC the sum of $250,000 which is repayable (together with interest at 8% per annum) out of the proceeds of Air LA's next public offering or private equity offering, or otherwise on demand made at any time after July 31, 1995. The aforementioned promissory notes are collateralized by all of the assets of Air LA and CAC. The $250,000 loan is collateralized only by the assets of CAC.

    The $3,000,000 convertible promissory note will, upon Air LA's authorization of such preferred stock, (which is anticipated to occur in the month of August
1995), automatically convert into $3,000,000 of non - dividend bearing convertible preferred stock of Air LA, which in turn will be convertible, at the option of the Company, commencing not later than December 31, 1995, into shares of common stock of Air LA over a two year period at prevailing market prices for such common stock. Such convertible promissory note, and the convertible preferred stock, entitles the Company, at its discretion, to elect two members to the Board of Directors of Air LA.

    Subject to certain mandatory prepayments out of the proceeds of equity offerings made by Air LA, the $1,000,000 promissory note and the $2,000,000 promissory note issued as part of the sale of CAC will be repayable in quarterly installments of $75,000 each (in the aggregate as between the two notes) commencing not later than September 30,1996, with all remaining unpaid principal becoming due and payable in a balloon payment due June 30, 2000.

    Prior to the sale, CAC was in default under certain of its aircraft leases and although Air LA has agreed to cure the existing defaults under CAC's leases with respect to six of its aircraft being operated by CAC at the time of the sale, the Company will remain liable under such leases unless and until Air LA provides satisfactory deposits and/or other assurances satisfactory to the lessors, in order to obtain the release of the Company from the obligations under such leases.

    Air LA has received a financing commitment from a lender to provide a refinancing of its indebtedness secured by all of its assets, including the acquired assets owned by its CAC subsidiary. Air LA is also exploring the possibility of a private placement of securities, as well as a secondary public offering of its common shares. In light of the significance of Air
LA's recent operating losses as reported in documents filed with the Securities and Exchange Commission, the consummation of such debt financing within the next ninety days, as well as a contemplated offering of Air LA equity securities in calendar 1995, is of material importance to Air LA's ability to both cure the Company's defaults to the CAC aircraft lessors and to meet its obligations to the Company arising from the sale of CAC. Because of the matters discussed above, the Company has recorded the transaction as net assets of a business transferred under contractual arrangement in the amount of $4,250,000. The Company will continue to evaluate the assets it has received and the financial position of Air LA and may change the carrying value at some future date.

4.  PRIVATE PLACEMENT OF COMMON STOCK

    In June and July 1995, the Company issued an aggregate of 2,094,500 shares of common stock at a price of approximately $1.41 per share, yielding total proceeds to the Company of approximately $2,950,000 of which approximately $1,570,000 was received in June and $1,380,000 in July 1995. In July 1995, the Company utilized $350,000 of such proceeds to redeem (for $200,000)
the outstanding shares of Series D Preferred Stock and to repay a $150,000 loan owed to an affiliate of an executive officer (collectively, the "Bridge Repayment"). (see Note B)

5.  CONTEMPLATED CREDITOR AGREEMENTS

    In June 1995 the Company reached tentative agreement with certain of its trade creditors whereby, subject to the effectiveness of a registration statement in respect of among others, these shares, and the further final agreement of such creditors to accept such shares, creditors of the Company holding trade indebtedness in the aggregate amount of approximately $700,000 have agreed to consider accepting up to 350,000 shares of common stock of he Company in extinguishment of such claims.

6.  ACQUISITION OF LANGWORTHY CASINO SUPPLY

    In June 1994 the company completed the aquisitions of Langworthy Casino Supply. The following table sets forth pro-forma results of operations for the Company and Langworthy Casino Supply as if the Langworthy acquisition took place on October 1, 1993.

                                                               Nine months ended June
                                                                      30, 1994
                                                               ----------------------
Revenues, net                                                  $ 33,992,035
                                                               ----------------------
Operating income                                               $  3,017,964
                                                               ----------------------
Pro-forma net income                                           $    918,000
                                                               ======================
Pro-forma income per share                                     $        .07
                                                               ======================



7.  ISSUANCE OF PREFERRED STOCK AND RELATED MATTERS

            (a) In February 1995, the Company borrowed $200,000 from the Blum Asset Trust ("BAT") an affiliate of Bentley J. Blum, a principal shareholder and a director The loan was non-interest bearing and was repayable on demand. In
May 1995, pursuant to a prior agreement, the loan was converted into 600,000 shares of new Series D preferred Stock of the Company, and the Company simultaneously issued to BAT warrants entitling BAT to purchase, at any time on or before February 15, 2000, up to 600,000 shares of Common Stock at a price of $.3333 per share (subject to adjustment under certain circumstances); and one-third of such warrants are subject to cancellation if all of the shares of Series D Preferred Stock are redeemed on or before August 15, 1995. BAT has the right to pay the exercise price under such warrants by delivering to the Company for cancellation a number of shares of Series D Preferred Stock having an aggregate liquidation preference equal to the amount of the subject exercise price.

8.  PRO-FORMA BALANCE SHEET

    The June 30, 1995 historical balance sheet has been adjusted to give effect to (1) the receipt of the balance of funds related to the completion of the private placement of common stock (less estimated expenses of the offering)
    (1) ($1,180,000) and (2) the redemption and repayment of the Series D preferred stock and shareholder loan, respectively as referred to in
    Note 4

                                  MANAGEMENT'S
                           DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of capital for operations has been the combined Term Loan and Revolving Credit Loan pursuant to the Lending Agreement between the Company's wholly-owned subsidiary Wico Corporation ("Wico") and its institutional lender, as well as cash flow from operations. However, as described in greater detail below, the Company has experienced negative cash flow, and a shortage of working capital in the first three quarters of the fiscal year ending September 30, 1995. Additionally, in November 1994, the Company completed a Private Placement of its securities in the amount of $2,737,500, which yielded net proceeds to the Company of approximately $2.3 million after the costs of the financing.

    Under the terms of the Lending Agreement, Wico must be in compliance with certain financial ratios. Certain of the covenant requirements include attaining operating income before amortization of intangibles and other assets (as defined in the Lending Agreement), current ratio of 1.75:1 and minimum working capital of $6,300,000. As of June 30, 1995, Wico was not in compliance with two of such financial covenants and has received a waiver from its lending institution with respect thereto. The Term Loan, maturing in October 1998, provides for monthly installments of principal, and had a principal balance of approximately $6,211,000 at June 30, 1995. The Revolving Credit Loan provides for a maximum credit of $13,000,000 (inclusive of letters of credit that may be established at the request of Wico), and as of the date of this report, the line of credit is fully drawn upon. At June 30, 1995, the aggregate amount of borrowings under the Lending Agreement was approximately $18,786,000. Repayment of the loan is secured by a first lien on a substantial portion of Wico's assets, limited personal guarantees, each in the amount of $1,000,000, from Stephen R. Feldman, Chairman of the Board of the Company, and Bentley J. Blum, a principal stockholder and director of the Company, and stock pledges in favor of the institutional lender covering all of the common stock of the Company owned by certain of Wico's prior stockholders.

    The maximum interest rates on the institutional loans are payable at the option of WICO at either the prime rate plus 1-1/2%, or LIBOR plus 3-1/4%. Under certain circumstances related to earnings, the rate of interest may be reduced to the prime rate, or LIBOR plus 1-3/4%. Under the terms of the Lending Agreement, the lender was granted a warrant to purchase 4.9% of Wico's common stock which was exchanged for a warrant to purchase 400,000 shares of common stock of the Company at the time of the business combination between the Company and Wico (the "Wico Merger"). In consideration of Wico's agreement to make a prepayment, the lender consented to the Wico Merger and the Langworthy acquisition. Wico used $4,000,000 in funds obtained from the Wico Merger to make such payment and agreed to pay the lender an additional $1,000,000 by December 31, 1994 and to purchase the lender's warrant for $1,000,000 by December 31, 1994, or in the alternative incur a 1-1/2 % per annum increase in the interest rate paid on the loans and pay a fee of $375,000. The Company selected the second option and paid $200,000 on December 15, 1994, and has accrued the balance as of June 30, 1995.

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

    During the year ended September 30, 1994, Wico operated with positive cash flow. However, as a result of continuing demands of the Company's airline operation (see Note 3 to these consolidated financial statements), as well as costs associated with the consolidation of the Company's recently acquired gaming subsidiary, and a general softening of demand for certain of Wico's products, Wico generated lower than expected sales volume in the fourth quarter of fiscal 1994 and the first two quarters of fiscal 1995, resulting in a negative cash flow for the first three quarters of fiscal 1995 to date and a shortage of working capital. The Company is attempting to obtain additional working capital by refinancing its senior secured indebtedness under its line of credit. Although it has received a financing proposal from an institutional lender, such proposal does not constitute a financing commitment In addition, consummation of such refinancing will require the agreement of the Company's existing institutional lender to subordinate a portion of its debt to the rights of such new lender. Accordingly, there is no assurance that the Company will be able to effect such refinancing, or on terms that will relieve its liquidity and cash flow shortages. If the company is unable to consumate such financing, the Company is contemplating additional measures to raise capital including the offering of additional equity securities.

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

Three Months Ended June 30, 1995 compared to Three Months Ended June 30, 1994:

                                                         Three Months
                                                            Ended
                                                           June 30,
                                                    -----------------------
                                                      1995           1994
                                                    -----------------------
                                                         (In Thousands)
    Sales:
                  Distribution                      $ 7,227         $ 7,820
                  Consumer                              924           1,443
                  Gaming                                659               -
                                                    -----------------------
                                                      8,810           9,263


    Gross Profit:
                  Distribution                        2,644           2,940
                  Consumer                              416             576
                  Gaming                                119               -
                                                    -----------------------
                                                      3,179           3,516

    Selling, Distribution and Administrative          3,679           2,887
    Amortization of intangibles                         112              92
    Interest and other amortization                     867             449
    Other Expense                                        77              16
    Income (Loss) From Continuing Operation
       Operations Before Income Taxes                (1,557)           (199)
    Net Income (Loss)                                (1,133)            (98)

    Sales for the three months ended June 30, 1995 were $8,810,000 as compared to $9,263,000 for the comparable prior year period. The 4.9% or $452,000 decrease was the result of consumer sales decreasing $518,000, or 35.9% and distribution sales decreasing $593,000 (approximately

7.6%).The aforementioned sales declines were partially offset by the inclusion of Wico Gaming Supply Corp. ("Wico Gaming") of $659,000 as a result of the acquisition of this division in June 1994.

    Distribution sales declined primarily due to depressed demand for products relating to coin - operated video games. Consumer sales declined due in part to discontinued products for Nintendo and Sega video game machines. Additionally, production problems in the Far East manufacturing facility restricted supply of product, resulting in lost sales.

    Additionally, sales of both coin - operated parts and consumer joysticks were negatively affected in the quarter due to decreased availability of inventory, in part a result of working capital constraints. Such lost sales will not be recouped. Wico Gaming's sales were also negatively impacted by licensing requirements of individual states and the length of time required in obtaining such licenses. While applications have been submitted in all major gaming states, the approval process is continuing..

    Gross profit for the three months ended June 30, 1995 was $3,179,000 versus $3,516,000 for the comparable prior year period. Distribution gross margin percentage was 36.7% versus 36.4% for the comparable prior year period. Suncom (the consumer division) gross margin percentage increased from approximately 40% to 45%. Wico Gaming's gross margin of $119,000 represented a gross margin percentage of approximately 18% of its net sales for the period.

    Selling, distribution and administration expenses in the three months ended June 30, 1995 were $3,679,000 (approximately 41.8% of sales) as compared to $2,887,000 (approximately 31.2% of sales) for the comparable prior year period. The increase is partially due to the inclusion of Wico Gaming expenses which were higher than normal due to a reorganization and relocation of the physical plant in Las Vegas.

    Amortization of intangibles was $112,000 during this period and $92,000 in the comparable prior year period.

    Interest expense (including the amortization of deferred debt discounts and fees of $290,000 in the current year period, as opposed to none in the comparable prior year period) increased from $449,000 to $868,000. The increase is attributable to a combination of higher borrowings at higher interest rates as well as the amortization of deferred debt discounts in the current year period.

    The Company recorded a loss from continuing operations before taxes of $1,557,000 and a net loss of $1,133,000 for the three - month period ended June 30, 1995. The result was due to reduced parts and supplies sales, a change in the consumer product division's product mix, as well as the reorganization of Wico Gaming, amortization charges of $290,000 as discussed above, and a loss on discontinued operations of $176,000.

Nine months ended June 30, 1995 compared to Nine months ended June 30, 1994:

                                                          Nine Months
                                                             Ended
                                                            June 30,
                                                   -------------------------
                                                      1995            1994
                                                   -------------------------
                                                         (In Thousands)
   Sales:
                     Distribution                  $ 23,230         $ 24,836
                     Consumer products                4,451            5,841
                     Gaming                           1,660                -
                                                   -------------------------
                                                     29,341           30,677

   Gross Profit:
                     Distribution                     8,456            9,539
                     Consumer products                1,952            2,390
                     Gaming                             153                -
                                                   -------------------------
                                                     10,561           11,929

   Selling, Distribution and Administrative          10,655            9,218
   Amortization                                         297              232
   Interest Expense                                   2,414            1,310
   Other Expense                                        181              296
   Income (Loss) From Continuing
      Operations Before Income Taxes                 (2,986)             873
   Net Income (Loss)                                 (2,664)             550


    Sales for the nine months ended June 30, 1995 were $29,341,000 as compared to $30,677,000 for the comparable prior year period. The 4% or $1,336,000 decrease was the result of distribution sales decreasing $1,606,000 and consumer product sales decreasing $1,390,000, partially offset by sales of Wico Gaming, acquired in June 1994, of $1,660,000.

    Distribution sales decreased 6.5% to $23,230,000. Distribution sales continued to be hampered by soft conditions in the coin machine market. Consumer sales declined 23.8% from the comparable prior year period. This decline is attributable to the soft Christmas market and the decline in consumer OEM sales.

    Additionally, sales of both coin - operated parts and consumer joysticks were negatively affected in the quarter due to decreased availability of inventory, in part a result of working capital constraints. Such lost sales will not be recouped. Wico Gaming's sales were also negatively impacted by licensing requirements of individual states and the length of time required in obtaining such licenses. While applications have been submitted in all major gaming states, the approval process is continuing..

    Gross profit for the nine months ended June 30, 1995 was $10,561,000 as compared to $11,929,000 for the comparable prior year period. Distribution gross margin percentage was 36.3% as compared to 38.8% for the comparable prior year period. The decline was the result of increased price competition in an overall soft market. The consumer products division's gross margin percentage increased from 41.2% to 43.9%. Wico Gaming's gross margin of $153,000 represented a gross margin percentage of approximately 9.2% of its net sales for the period.

    Selling, distribution and administration expenses for the nine months ended June 30, 1995 were $10,655,000 (approximately 36.3% of sales) as compared to $9,218,000 (30% of sales) for the comparable prior year period. The 15.6% increase was largely the result of the inclusion of Wico Gaming, which accounted for $634,000 of expenses and the effect of a relatively fixed level of costs being absorbed by less sales volume.

    Amortization of intangibles was approximately $297,000 in the current period and $232,000 in the prior year period.

    Interest expense (which includes amortization of deferred debt discounts) increased from $1,310,000 to $2,414,000. The increase is a combination of higher borrowings as well as higher interest rates. Amortization of debt discounts and deferred loan costs was $775,000 in the current year period (none in the comparable prior year period).

    The Company recorded a loss from continuing operations before tax benefit of $2,986,000 and a net loss of $2,664,000 for the nine months ended June 30, 1995. The result was due to reduced parts and supplies sales and gross margins, as well as the reorganization of Wico Gaming, a charge of $775,000 relating to the amortization of debt discounts recorded in the fourth quarter of fiscal 1994, and a loss from discontinued operations of $787,000. A deferred income tax benefit of approximately $1,109,000 was recorded as a result of the tax benefits of the operating losses incurred. Management believes that the total deferred tax benefits, aggregating approximately $1,857,000 as of June 30, 1995 will be recovered by the generation of financial reporting and taxable income prior to the expiration of such net operating losses.

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

CONQUEST INDUSTRIES INC.


                                           /s/ Steffen Magnell
                                           -------------------------------------
                                           Steffen Magnell
                                           President and Chief Executive Officer


                                           /s/ Jerry Karlik
                                           -------------------------------------
                                           Jerry Karlik
                                           Chief Financial Officer and Chief
                                           Accounting Officer


Dated: August , 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

   27          Financial Data Schedule