Form 10-Q/A
period 1995-03-31
CONQUEST INDUSTRIES INC
filed 1995-11-02
CIK 810328

    FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

         Commission file number:  1-10206
                                 ---------

                            CONQUEST INDUSTRIES INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                             76-0206582
------------------------------                              -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)


                   2215 E.M. Franklin Ave. Austin, Texas 78723
              ---------------------------------------------------
              (Address of principal executive office)  (Zip Code)

                       2215 Redwood, Austin, Texas 78723
    -----------------------------------------------------------------------
    (Registrant's former address of Principal Executive Office)  (Zip Code)

                                 (512) 929-6706
              ---------------------------------------------------
              (Registrant's telephone number including area code)

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

                 Yes  X                   No
                    -----                    -----

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31, 1995 was 9,158,677 shares.

                   CONQUEST INDUSTRIES INC. AND SUBSIDIARIES


                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated  Financial Statements

     Consolidated Balance Sheet                                            1-2

     Consolidated Statement of Operations                                   3

     Consolidated Statement of Stockholders' Equity                         4

     Consolidated Statement of Cash Flows                                  5-6

     Notes to Consolidated Financial Statements                            7-8

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations...           9-15

PART II - OTHER INFORMATION                                                 16


SIGNATURE                                                                   17

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)




                                     ASSETS


                                                   September 30,     March 31,
                                                       1994            1995
                                                   -------------    -----------
CURRENT ASSETS:
  Cash                                              $ 1,007,880     $   871,130
  Trade accounts receivable, less allowance for
     doubtful accounts                                5,694,272       5,190,743
  Other receivables                                     323,843         191,006
  Inventories                                         8,495,479       7,641,457
  Prepaid expenses and other current assets             235,344         677,167
                                                    -----------     -----------
        TOTAL CURRENT ASSETS                         15,756,818      14,571,503

MACHINERY AND EQUIPMENT - NET                         1,071,301       1,001,072

DEFERRED TAX ASSET                                      753,000       1,257,900

INTANGIBLE AND OTHER ASSETS - NET                     5,979,581       6,343,049
                                                    -----------     -----------

NET ASSETS OF DISCONTINUED OPERATIONS                 4,250,000       4,250,000
                                                    -----------     -----------

                                                    $27,810,700     $27,423,524
                                                    ===========     ===========



                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        September 30,        March 31,
                                                                            1994               1995
                                                                        -------------     ------------
CURRENT LIABILITIES:
   Accounts payable                                                     $  4,634,545      $  5,607,113
   Accrued expenses                                                        3,331,344         2,434,428
   Current portion of long-term debt                                       1,500,000         1,500,000
   Income taxes payable                                                       25,018              --
                                                                        ------------      ------------
         TOTAL CURRENT LIABILITIES                                         9,490,907         9,541,541

LONG-TERM DEBT                                                            16,705,849        17,528,349

COMMITMENTS AND CONTINGENCIES                                                   --                --

STOCKHOLDERS' EQUITY :
   Preferred stock, authorized 5,000,000 shares, issuable in series
      Series A, preferred stock, $.10 par value; 7,550 issued and
         outstanding (liquidation preference:  $93,257)                          755               755
      Series B, convertible redeemable preferred stock, no par
         value; 2,800,000 shares issued and outstanding                    2,800,000         2,800,000
      Series D, redeemable preferred stock, no par value;
         600,000 shares issued and outstanding ($200,000
         liquidation preference)                                                --             200,000
   Common stock, $.01 par value; 25,000,000 shares authorized;
      9,158,677 shares issued and outstanding                                 91,587            91,587
   Additional paid-in capital                                             12,748,815        13,000,815
                                                                        ------------      ------------
   Accumulated deficit                                                   (13,945,520)      (15,664,739)
                                                                        ------------      ------------
   Foreign currency translation adjustment                                   (81,693)          (74,784)
                                                                        ------------      ------------
                                                                           1,613,944           353,634
                                                                        ------------      ------------

                                                                        $ 27,810,700      $ 27,423,524
                                                                        ============      ============



                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                          Three months ended March 31,      Six months ended March 31,
                                                        -----------------------------     -----------------------------
                                                             1995            1994             1995              1994
                                                        ------------      -----------     ------------      -----------
NET SALES                                               $ 10,056,954      $10,353,224     $ 20,530,724      $21,414,269

COST OF SALES                                              6,557,746        6,391,450       13,148,193       13,001,924
                                                        ------------      -----------     ------------      -----------

GROSS PROFIT                                               3,499,208        3,961,774        7,382,531        8,412,345
                                                        ------------      -----------     ------------      -----------

OPERATING EXPENSES:
  Selling, distribution and administrative expenses        3,481,919        3,047,299        6,976,090        6,238,981
  Amortization expense                                       116,329           92,329          232,657          184,657
  Loss from airline operations                               611,008             --            611,008             --
                                                        ------------      -----------     ------------      -----------
                                                           4,209,256        3,139,628        7,819,755        6,423,638
                                                        ------------      -----------     ------------      -----------

OPERATING INCOME (LOSS)                                     (710,048)         822,146         (437,224)       1,988,707
                                                        ------------      -----------     ------------      -----------

OTHER EXPENSES (INCOME):
  Interest expense                                           588,126          434,344        1,061,481          860,311
  Amortization of debt discount                              290,000             --            485,000             --
  Other-net                                                  104,514           12,290          104,514           11,423
                                                        ------------      -----------     ------------      -----------
                                                             982,640          446,634        1,650,995          871,734
                                                        ------------      -----------     ------------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                         (1,692,688)         375,512       (2,088,219)       1,116,973

PROVISION FOR INCOME TAXES (BENEFIT)                        (359,000)         142,695         (509,000)         424,450
                                                        ------------      -----------     ------------      -----------

NET INCOME (LOSS)                                       $ (1,333,688)     $   232,817     $ (1,579,219)     $   692,523
                                                        ============      ===========     ============      ===========

PRO-FORMA EARNINGS (LOSS) PER SHARE                     $      (0.15)     $      0.02     $      (0.19)     $      0.07
                                                        ============      ===========     ============      ===========

WEIGHTED AVERAGE NUMBER OF SHARES                          9,159,000        7,181,000        9,159,000        7,181,000
                                                        ============      ===========     ============      ===========





                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)


                                                                               Preferred Stocks
                                                          -------------------------------------------------------------
                                                             Series A              Series B               Series D
                                                          ---------------   ----------------------   ------------------
                                                          Shares   Amount     Shares      Amount     Shares      Amount
                                                          ------   ------   ---------   ----------   ------     -------
BALANCE - SEPTEMBER 30, 1994                               7,550    $755    2,800,000   $2,800,000      --         --

   Net loss                                                   -       -          -           -

   Preferred stock dividend                                   -       -          -           -
   Issuance of Series D preferred stock in exchange for
      shareholder loans                                                                              200,000    200,000
   Translation of foreign currency                            -       -          -           -
   Issuance of warrants in connection with debt               -       -          -           -
                                                           -----    ----    ---------   ----------   -------   --------

BALANCE - MARCH 31, 1995                                   7,550    $755    2,800,000   $2,800,000   200,000   $200,000
                                                           =====    ====    =========   ==========   =======   ========


                                                              Common Stock
                                                          -------------------     Paid-in    Treasury
                                                            Shares     Amount     Capital      Stock
                                                          ---------   -------   -----------   -------
BALANCE - SEPTEMBER 30, 1994                              9,158,676   $91,587   $12,748,815   $  --

   Net loss

   Preferred stock dividend
   Issuance of Series D preferred stock in exchange for
      shareholder loans                                                             102,000
   Translation of foreign currency
   Issuance of warrants in connection with debt                                     150,000
                                                          ---------   -------   -----------   ------

BALANCE - MARCH 31, 1995                                  9,158,676   $91,587   $13,000,815   $  --
                                                          =========   =======   ===========   ======


                                                                           Foreign
                                                             Retained      Currency
                                                             Earnings    Translation
                                                            (Deficit)     Adjustment      Totals
                                                          ------------    ----------   -----------
BALANCE - SEPTEMBER 30, 1994                              $(13,945,520)    $(81,693)   $ 1,613,944

   Net loss                                                 (1,579,219)                 (1,579,219)
                                                                                             -
   Preferred stock dividend                                   (140,000)                   (140,000)
   Issuance of Series D preferred stock in exchange for
      shareholder loans                                                                    302,000
   Translation of foreign currency                                            6,909          6,909
   Issuance of warrants in connection with debt                                            150,000
                                                          ------------     --------    -----------

BALANCE - MARCH 31, 1995                                  $(15,664,739)    $(74,784)   $   353,634
                                                          ============     ========    ===========


                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       Six months ended March 31.
                                                                     ----------------------------
                                                                         1995              1994
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $(1,579,219)     $   692,523
                                                                     -----------      -----------
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                    717,657          369,622
        Provision for bad debts                                           56,802           62,953
        Issuance of Series D preferred stock                             102,000             --
        Loss from discontinued operations                                611,008
    Changes in assets and liabilities:
      Decrease (increase) in trade and other accounts receivable         446,727         (418,567)
      Decrease (increase) in inventories                                 854,022          920,604
      Decrease (increase) in prepaid expenses and other
        current assets                                                  (568,987)          31,911
      Increase in intangibles and other assets                          (325,864)        (300,739)
      Increase (decrease) in accounts payable                            851,157         (350,447)
      Increase (decrease) in income taxes payable                        225,406           42,538
      Increase (decrease) in accrued expenses                         (1,143,213)          29,330
                                                                     -----------      -----------
          TOTAL ADJUSTMENTS                                            1,826,715          387,205
                                                                     -----------      -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         247,496        1,079,728
                                                                     -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (96,632)        (121,380)
  Cash used in discontinued operations                                  (577,892)           6,427
                                                                     -----------      -----------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                        (674,524)        (114,953)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term financing                                       (750,000)        (620,871)
  Preferred stock dividends                                             (140,000)        (200,000)
  Proceeds from revolving credit line                                       --            100,000
  Proceeds from issuance of promissory notes, net                        973,369             --
  Proceeds from issuance of preferred stock                              200,000             --
  Effect of foreign currency exchange rate changes                         6,909             (295)
                                                                     -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES                                    290,278         (721,166)
                                                                     -----------      -----------

NET INCREASE (DECREASE) IN CASH                                         (136,750)         243,609

CASH AT BEGINNING OF PERIOD                                            1,007,880          791,038
                                                                     -----------      -----------

CASH AT END OF PERIOD                                                $   871,130      $ 1,034,647
                                                                     ===========      ===========


                       See notes to financial statements.

                  CONQUEST INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                  (Continued)



                                                                     Six months ended March 31,
                                                                     ---------------------------
                                                                       1995              1994
                                                                     ----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                         $1,048,014       $  860,311
                                                                     ==========       ==========
    Income taxes                                                     $     --         $     --
                                                                     ==========       ==========

  Noncash investing and financing activities:
    Issuance of Series D preferred stock                             $  102,000       $     --
                                                                     ==========       ==========


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

                                                           Six months ended
                                                            March 31, 1994
                                                           ----------------
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
                                                                     ----------
                                                                     $7,641,457
                                                                     ==========


5.   STOCKHOLDERS' EQUITY

               (a) In February 1995, the Company borrowed $200,000 from the Blum Asset Trust ("BAT") an affiliate of Bentley J. Blum. The loan was non-interest bearing and was repayable on demand. In May 1995, pursuant to a prior agreement, the loan was converted into 600,000 shares of new Series D preferred Stock of the Company, and the Company simultaneously issued to BAT warrants entitling BAT to purchase, at any time on or before February 15, 2000, up to 600,000 shares of Common Stock at a price of $.3333 per share (subject to adjustment under certain circumstances); and one-third of such warrants are subject to cancellation if all of the shares of Series D Preferred Stock are redeemed on or before August 15, 1995. BAT has the right_to pay the exercise price under such warrants by delivering to the Company for cancellation a number of shares of Series D Preferred Stock having an aggregate liquidation preference equal to the amount of the subject exercise price.

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


Three Months Ended March 31,  1995 compared to Three Months Ended March 31,
1994:

                                                         Three Months
                                                            Ended
                                                           March 31,
                                                     ---------------------
                                                      1995           1994
                                                     ------         ------
                                                         (In Thousands)
     Sales:
                      Distribution                  $ 8,598        $ 8,797
                      Consumer                        1,025          1,556
                      Gaming                            434           -
                                                    ----------------------
                                                     10,057         10,353


     Gross Profit:
                      Distribution                    3,151          3,398
                      Consumer                          424            564
                      Gaming                           (76)           -
                                                    ----------------------
                                                      3,499          3,962

     Selling, Distribution and Administrative         3,482          3,047
     Amortization of intangibles                        116             92
                                                    ----------------------
     Interest and other amortization                    878            434
                                                    ----------------------
     Other Expense                                      105             12
                                                    ----------------------
     Income (Loss) Before Income Taxes              (1,693)            375
                                                    ----------------------
     Net Income (Loss)                              (1,334)            233
                                                    ======================

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

     Distribution sales declined primarily due to depressed demand for products relating to coin-operated video games. Consumer sales declined due in part to discontinued products for Nintendo and Sega video game machines, which effected sales by 2%-3%. Management believes that it will be able to replace these manufacturers with other customers. Additionally, production problems in the Far East manufacturing facility restricted supply of product, resulting in lost sales. As a result of the problems encountered with these vendors, management is seeking alternative foreign sources of supply, and expects to be able to replace these vendors in the next six months.

     Additionally, sales of both coin-operated parts and consumer joysticks were negatively affected in the quarter due to decreased availability of inventory, in part a result of working capital constraints. Such lost sales will not be recouped. Wico Gaming's sales were also negatively impacted by licensing requirements of individual states and the length of time required in obtaining such licenses. While applications have been submitted in all major gaming states, the approval process is continuing..

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

     Amortization of intangibles was $116,000 during the current period and $92,000 in the comparable prior year period, respectively.

     Interest expense (including the amortization of deferred debt discounts and fees of $290,000 in the current year period, as opposed to none in the comparable prior year period) increased from $434,000 to $878,000. The balance of the increase is a combination of higher borrowings as well as higher interest rates.

     The Company recorded a loss before taxes of $1,693,000 and a net loss of $1,334,000 for the three-month period ended March 31, 1995. The result was due to reduced parts and supplies sales, a change in the consumer product division's product mix, as well as the reorganization of Wico Gaming, amortization charges of $382,000 as discussed above, and a loss from airline operations of $611,000.

Six months ended March 31, 1995 compared to Six months ended March 31, 1994:

                                                        Six Months
                                                          Ended
                                                         March 31,
                                                   ----------------------
                                                    1995           1994
                                                   -------        -------
                                                      (In Thousands)
     Sales:
                      Distribution                 $16,003        $17,015
                      Consumer products              3,527          4,399
                      Gaming                         1,001              -
                                                   ----------------------
                                                    20,531         21,414


     Gross Profit:
                      Distribution                   5,812          6,599
                      Consumer products              1,536          1,813
                      Gaming                            34              -
                                                   ----------------------
                                                     7,382          8,412

     Selling, Distribution and Administrative        6,976          6,239
     Amortization                                      233            185
     Interest Expense                                1,546            860
     Other Expense                                     105             11
     Income (Loss) Before Income Taxes              (2,088)         1,117
     Net Income (Loss)                              (1,579)           693


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

     Additionally, sales of both coin-operated parts and consumer joysticks were negatively affected in the quarter due to decreased availability of inventory, in part a result of working capital constraints. Such lost sales will not be recouped. Wico Gaming's sales were also negatively impacted by licensing requirements of individual states and the length of time required in obtaining such licenses. While applications have been submitted in all major gaming states, the approval process is continuing.

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

      Amortization of intangibles was approximately $233,000 and $185,000, respectively. The increase in 1995 is due to amortization related to deferred debt financing costs.

     Interest expense increased from $860,000 to $1,061,000. The increase is a combination of higher borrowings as well as higher interest rates. Amortization of debt discounts and deferred loan costs was $485,000 in the current year period (none in the comparable prior year period).

     The Company recorded a loss before tax benefit of $2,088,000 and a net loss of $1,579,000 for the six months ended March 31, 1995. The result was due to reduced parts and supplies sales and gross margins, as well as the reorganization of Wico Gaming, a charge of $485,000 relating to the amortization of debt discounts recorded in the fourth quarter of fiscal 1994, and a loss on airline operations of $611,000. A deferred income tax benefit of approximately $509,000 was recorded during the six months ended March 31, 1995 as a result of the tax benefits of the operating losses incurred during this period.. Management believes that the total deferred tax benefits, aggregating approximately $1,260,000 as of March 31, 1995 will be recovered by the generation of financial reporting and taxable income prior to the expiration of such net operating losses.

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


CONQUEST INDUSTRIES INC.




                                            /s/ Stephen R. Feldman
                                            -----------------------------------
                                            Stephen R. Feldman,
                                            Chairman





                                            /s/ Jerry Karlik
                                            -----------------------------------
                                            Jerry Karlik
                                            Chief Financial Officer and Chief
                                            Accounting Officer


Dated: November 2, 1995