Form 10-Q/A
period 1995-06-30
CONQUEST INDUSTRIES INC
filed 1995-11-02
CIK 810328

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

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)




                                     ASSETS

                                                                  June 30,
                                                                   1995            June 30,       September 30,
                                                                 Pro-Forma           1995             1994
                                                                -----------      -----------      -----------
CURRENT ASSETS:
  Cash                                                          $ 1,633,526      $ 1,909,276      $ 1,007,880
  Trade accounts receivable, less allowance for
    doubtful accounts                                             4,364,708        4,364,708        5,694,272
  Other receivables                                                 209,227          209,227          323,843
  Inventories                                                     7,942,219        7,942,219        8,495,479
  Prepaid expenses and other current assets                         881,741          881,741          235,344
                                                                -----------      -----------      -----------
      TOTAL CURRENT ASSETS                                       15,031,421       15,307,171       15,756,818

MACHINERY AND EQUIPMENT - NET                                       961,414          961,414        1,071,301

DEFERRED TAXES                                                    1,857,900        1,857,900          753,000

INTANGIBLE AND OTHER ASSETS - NET                                 6,714,320        6,151,820        5,979,581

NET ASSETS OF BUSINESS TRANSFERRED UNDER
 CONTRACTUAL ARRANGEMENT                                          4,250,000        4,250,000             -

NET ASSETS OF DISCONTINUED OPERATIONS                                  -                -           4,250,000
                                                                -----------      -----------      -----------
                                                                $28,815,055      $28,528,305      $27,810,700
                                                                ===========      ===========      ===========

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                June 30,
                                                                                 1995             June 30,          September 30,
                                                                               Pro-Forma            1995                1994
                                                                              ------------      ------------         ------------
CURRENT LIABILITIES:
  Accounts payable                                                            $  5,273,625      $  6,083,625         $  4,634,545
  Accrued expenses                                                               2,609,436         2,609,436            3,331,344
  Current portion of long-term debt                                                  -             1,500,000            1,500,000
  Notes payable - shareholder                                                        -               150,000                -
  Income taxes payable                                                              72,340            72,340               25,018
                                                                              ------------      ------------         ------------
      TOTAL CURRENT LIABILITIES                                                  7,955,401        10,415,401            9,490,907

LONG-TERM DEBT                                                                  18,396,349        17,443,349           16,705,849

COMMITMENTS AND CONTINGENCIES                                                                          -                    -

STOCKHOLDERS' EQUITY :
  Preferred stock, authorized 5,000,000 shares, issuable in series
    Series A, preferred stock, $.10 par value; 7,550 issued and
      outstanding (liquidation preference:  $93,257)                                   755               755                  755
    Series B, convertible redeemable preferred stock, no par
      value; 2,800,000 shares issued and outstanding                             2,800,000         2,800,000            2,800,000
    Series D, redeemable preferred stock, no par value;
      600,000 shares issued and outstanding ($200,000
      liquidation preference                                                         -               200,000                -
  Common stock, $.01 par value; 25,000,000 shares authorized;
    10,273,921 shares issued and outstanding at June 30, 1995                      112,512           102,739               91,587
  Additional paid-in capital                                                    18,378,289        15,846,430           12,748,815
  Accumulated deficit                                                          (18,759,383)      (18,200,633)         (13,945,520)
  Foreign currency translation adjustment                                          (79,736)          (79,736)             (81,693)
                                                                              ------------      ------------         ------------
                                                                                 2,463,305           669,555            1,613,944
                                                                              ------------      ------------         ------------
                                                                              $ 28,815,055      $ 28,528,305         $ 27,810,700
                                                                              ============      ============         ============

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                          Three months ended June 30,         Nine months ended June 30,
                                                            1995              1994              1995              1994
                                                        ------------      ------------      ------------      ------------
NET SALES                                               $  8,810,363      $  9,262,559      $ 29,341,087      $ 30,676,828

COST OF SALES                                              5,631,474         5,746,151        18,779,667        18,748,075
                                                        ------------      ------------      ------------      ------------
GROSS PROFIT                                               3,178,889         3,516,408        10,561,420        11,928,753
                                                        ------------      ------------      ------------      ------------
OPERATING EXPENSES:
  Selling, distribution and administrative expenses        3,679,248         2,887,071        10,655,338         9,218,380
  Depreciation and amortization expense                      136,328            92,328           391,985           232,270
  Loss from commuter airline operation including
    cumulative adjustment of $1,916,000                    2,092,051                 -         2,703,059                 -
                                                        ------------      ------------      ------------      ------------
                                                           5,907,127         2,979,399        13,750,382         9,450,650
                                                        ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS)                                   (2,728,738)          537,009        (3,188,962)        2,478,103
                                                        ------------      ------------      ------------      ------------
OTHER EXPENSES (INCOME):
  Interest expense                                           577,634           449,309         1,639,115         1,309,620
  Amortization of debt discount                              290,000                 -           775,000                 -
  Write off of registration costs                                  -           268,000                 -           268,000
  Other-net                                                   76,522            19,233           181,036            27,758
                                                        ------------      ------------      ------------      ------------
                                                             944,156           736,542         2,595,151         1,605,378
                                                        ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                         (3,672,894)         (199,533)       (5,784,113)          872,725
                                                        ------------      ------------      ------------      ------------
PROVISION FOR INCOME TAXES (BENEFIT)                      (1,230,000)         (101,450)       (1,739,000)          323,000
                                                        ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                       $ (2,442,894)     $    (98,083)     $ (4,045,113)     $    549,725
                                                        ============      ============      ============      ============
EARNINGS (LOSS) PER COMMON SHARE                        $      (0.26)     $      (0.08)     $      (0.46)     $       0.05
                                                        ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                   9,530,000         7,181,000         9,345,000         7,181,000
                                                        ============      ============      ============      ============

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)



                                                                          Preferred Stocks
                                                                  Series A                Series B
                                                              Shares    Amount       Shares       Amount
                                                               -----    -------     ---------  ------------
BALANCE - SEPTEMBER 30, 1994                                   7,550    $   755     2,800,000  $  2,800,000

  Net loss                                                         -          -             -             -
  Preferred stock dividend                                         -          -             -             -
  Net effect of Reallocation of purchase accounting
    for Conquest Airlines Corp.
  Issuance of Series D preferred stock in exchange for
    shareholder loans                                              -          -             -             -
  Issuance of common stock                                         -          -
  Translation of foreign currency                                  -          -             -             -
  Issuance of warrants in connection with debt                     -          -             -             -
                                                               -----    -------     ---------  ------------
BALANCE - June 30, 1995 (unaudited)                            7,550    $   755     2,800,000  $  2,800,000
                                                               =====    =======     =========  ============




                                                             Series D                 Common Stock          Paid-in    Treasury
                                                        Shares       Amount       Shares         Amount     Capital     Stock
                                                        -------   ------------  ----------  -------------  ----------  --------
BALANCE - SEPTEMBER 30, 1994                                   -             -   9,158,676  $     91,587  12,748,815  $     -

  Net loss                                                                                                 1,286,000
  Net effect of Reallocation of purchase accounting
    for Conquest Airlines Corp.
  Preferred stock dividend
  Issuance of Series D preferred stock in exchange for
    shareholder loans                                    200,000       200,000                               102,000
  Issuance of common stock                                                       1,115,245        11,152   1,559,615
  Translation of foreign currency
  Issuance of warrants in connection with debt                                                               150,000
                                                         -------   -----------  ----------  ------------  ----------  -------
BALANCE - June 30, 1995 (unaudited)                      200,000   $   200,000  10,273,921  $    102,739  15,846,430  $     -
                                                         =======   ===========  ==========  ============  ==========  =======

                                                                           Foreign
                                                            Retained       Currency
                                                            Earnings     Translation
                                                            (Deficit)     Adjustment    Totals
                                                          -------------  -----------  -----------
BALANCE - SEPTEMBER 30, 1994                              $(13,945,520)   $ (81,693)  $1,613,944

  Net loss                                                  (4,045,113)               (3,950,113)
  Preferred stock dividend                                    (210,000)    (210,000)
  Net effect of Reallocation of purchase accounting
    for Conquest Airlines Corp.
  Issuance of Series D preferred stock in exchange for
    shareholder loans                                                                    302,000
  Issuance of common stock                                                             1,570,767
  Translation of foreign currency                                             1,957        1,957
  Issuance of warrants in connection with debt                                           150,000
                                                          -------------    ---------  -----------
BALANCE - June 30, 1995                                   $(18,200,633)   $ (79,736)  $  669,555
                                                           ============    =========  ===========

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  Nine months ended June 30,
                                                                     1995           1994
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(4,045,113)  $   549,725
                                                                  -----------   -----------
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                               1,650,687       557,196
        Provision for bad debts                                        80,910        88,734
        Issuance of warrants as compensation                          102,000             -
        Deferred income taxes                                      (1,739,000)            -
        Cumulative losses from commuter airline operations         (1,916,000)            -
        Write off of registration costs                                             268,000

    Changes in assets and liabilities:
      Decrease in trade and other accounts receivable               1,248,654       246,371
      Decrease in inventories                                         553,260       350,749
      Increase in prepaid expenses and other current assets          (568,987)       (8,170)
      Increase in intangibles and other assets                       (325,864)     (629,949)
      Increase in accounts payable                                  1,449,080       198,332
      Increase in income taxes payable                                 47,322      (336,415)
      Decrease in accrued expenses                                   (731,863)     (228,160)
                                                                  -----------   -----------
          TOTAL ADJUSTMENTS                                         3,682,199       506,688
                                                                  -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (362,914)    1,056,413
                                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (296,794)     (195,786)
  Cash paid for acquired business                                           -    (1,750,000)
  Cash of acquired airline subsidiary                                       -     5,934,663
  Other                                                                     -        12,058
                                                                   -----------   -----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                     (296,794)    4,000,935
                                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term financing                                  (1,125,000)   (5,096,755)
  Preferred stock dividends                                          (210,000)     (300,000)
  Proceeds from revolving credit line                                       -       100,000
  Proceeds from issuance of promissory notes, net                   1,123,369             -
  Proceeds from issuance of preferred stock                           200,000             -
  Proceeds from issuance of common stock                            1,570,767
  Effect of foreign currency exchange rate changes                      1,968        26,294
                                                                  -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                               1,561,104    (5,270,461)
                                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH                                       901,396      (213,113)

CASH AT BEGINNING OF PERIOD                                         1,007,880       791,038
                                                                  -----------   -----------
CASH AT END OF PERIOD                                             $ 1,909,276   $   577,925
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

    Air LA has received a financing commitment from a lender to provide a refinancing of its indebtedness secured by all of its assets, including the acquired assets owned by its CAC subsidiary. Air LA is also exploring the possibility of a private placement of securities, as well as a secondary public offering of its common shares. In light of the significance of Air
LA's recent operating losses as reported in documents filed with the Securities and Exchange Commission, the consummation of such debt financing within the next ninety days, as well as a contemplated offering of Air LA equity securities in calendar 1995, is of material importance to Air LA's ability to both cure the Company's defaults to the CAC aircraft lessors and to meet its obligations to the Company arising from the sale of CAC. Because of the matters discussed above, the Company has recorded the transaction as net assets of a business transferred under contractual arrangement in the amount of $4,250,000. The Company will account for its investment in Air LA on the equity method. At the present time, based upon information provided by Air LA, the Company has been informed that its equity ownership for purposes of accruing losses is approximately 15%. In addition the Company will quarterly evaluate the carrying value of its investment in Air LA for impairment purposes based upon its estimate of the undiscounted cash flows it expects to receive from Air LA.

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

9.  SUMMARIZED FINANCIAL INFORMATION OF
    CONQUEST AIRLINES CORP.

    The following sets forth the summarized financial information of Conquest Airlines Corp. as of June 30, 1995 and for the nine months then ended

                Current assets                         $   665,000
                Property and equipment, net              2,035,000
                Current liabilities                      1,834,000
                Long term debt                             184,000
                Revenues                                 6,440,000
                Cost of operations                       3,058,000
                Loss from operations                    (1,753,000)

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

Three Months Ended June 30, 1995 compared to Three Months Ended June 30, 1994:

                                                         Three Months
                                                            Ended
                                                           June 30,
                                                    -----------------------
                                                      1995           1994
                                                    -----------------------
                                                         (In Thousands)
    Sales:
                  Distribution                      $ 7,227         $ 7,820
                  Consumer                              924           1,443
                  Gaming                                659               -
                                                    -----------------------
                                                      8,810           9,263


    Gross Profit:
                  Distribution                        2,644           2,940
                  Consumer                              416             576
                  Gaming                                119               -
                                                    -----------------------
                                                      3,179           3,516

    Selling, Distribution and Administrative          3,679           2,887
    Amortization of intangibles                         136              92
    Interest and other amortization                     867             449
    Other Expense                                        77              16
    Income (Loss)
       Before Income Taxes                           (3,673)           (199)
    Net Income (Loss)                                (2,443)            (98)

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

    The Company recorded a loss before taxes of $3,673,000 and a net loss of $2,443,000 for the three - month period ended June 30, 1995. The result was due to reduced parts and supplies sales, a change in the consumer product division's product mix, as well as the reorganization of Wico Gaming, amortization charges of $290,000 as discussed above, and a loss on airline operations of $176,000.

Nine months ended June 30, 1995 compared to Nine months ended June 30, 1994:

                                                          Nine Months
                                                             Ended
                                                            June 30,
                                                   -------------------------
                                                      1995            1994
                                                   -------------------------
                                                         (In Thousands)
   Sales:
                     Distribution                  $ 23,230         $ 24,836
                     Consumer products                4,451            5,841
                     Gaming                           1,660                -
                                                   -------------------------
                                                     29,341           30,677

   Gross Profit:
                     Distribution                     8,456            9,539
                     Consumer products                1,952            2,390
                     Gaming                             153                -
                                                   -------------------------
                                                     10,561           11,929

   Selling, Distribution and Administrative          10,655            9,218
   Amortization                                         392              232
   Interest Expense                                   2,414            1,310
   Other Expense                                        181              296
   Income (Loss) From Continuing
      Operations Before Income Taxes                 (5,784)             873
   Net Income (Loss)                                  4,045             550


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

    The Company recorded a loss from continuing operations before tax benefit of $5,784,000 and a net loss of $4,045,000 for the nine months ended June 30, 1995. The result was due to reduced parts and supplies sales and gross margins, as well as the reorganization of Wico Gaming, a charge of $775,000 relating to the amortization of debt discounts recorded in the fourth quarter of fiscal 1994, and a loss from airline operations of $787,000. A deferred income tax benefit of approximately $1,109,000 was recorded as a result of the tax benefits of the operating losses incurred. Management believes that the total deferred tax benefits, aggregating approximately $1,857,000 as of June 30, 1995 will be recovered by the generation of financial reporting and taxable income prior to the expiration of such net operating losses.

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