Form 10-K405/A
period 1994-05-31
CONQUEST INDUSTRIES INC
filed 1995-11-08
CIK 810328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-K/A-1

(Mark One)
/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended May 31, 1994 or
                          ------------

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from __________ to _________

                          Commission File No. 1-10206
                            CONQUEST AIRLINES CORP.
            (Exact name of registrant as specified  in its charter)

         DELAWARE                                              76-0206582
(State of other jurisdiction of                            (I.R.S. employer
incorporation or organization)                           identification no.)

         2215 E.M. FRANKLIN AVE.
         AUSTIN, TEXAS                                         78723
(Address of principal executive offices)                       (Zip code)

      Registrant's telephone number, including area code:   (512) 929-6706

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                          -------------------
Common Stock, $.001 par value                       Boston Stock Exchange
Common Stock Purchase Warrant                       Boston Stock Exchange
Series A 12% Cumulative Convertible                 Boston Stock Exchange
  Redeemable Preferred Stock

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/      No /   /

         Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein, and it will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

                             Yes /X/      No /   /

     Aggregate market value of Common Stock held by non-affiliates as of
                              August 20, 1994:

                                $ 13,310,410

  Number of shares of Common Stock outstanding as of the close of business on
                               August 20, 1994:

                                   44,135,232

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                    PART II

ITEM 5. MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal Market

         Conquest's Common Stock is traded in the over-the-counter market and included in the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbol "CAIR." Conquest's Common Stock is also listed on the Boston Stock Exchange under the symbol "CAC."

         The following table sets forth the reported high and low closing sales price for Conquest's Common Stock for the fiscal quarters indicated. The quotations represent prices between dealers, without retail mark-ups, markdowns, or commissions.

     Fiscal Year 1993                                                  High         Low
     ------------------------------------------------------------------------------------
                 1st Quarter  . . . . . . . . . . . . . . . . .       3-15/16     2-15/16
                 2nd Quarter  . . . . . . . . . . . . . . . . .        4-5/16      3-1/16
                 3rd Quarter  . . . . . . . . . . . . . . . . .        3-7/16       1-1/4
                 4th Quarter  . . . . . . . . . . . . . . . . .       1-11/16           1

     Fiscal Year 1994                                                  High         Low
     ------------------------------------------------------------------------------------
                 1st Quarter  . . . . . . . . . . . . . . . . .        3-7/16      1-1/32
                 2nd Quarter  . . . . . . . . . . . . . . . . .       3-11/16     2-15/32
                 3rd Quarter  . . . . . . . . . . . . . . . . .       2-13/16       1-1/2
                 4th Quarter  . . . . . . . . . . . . . . . . .       1-11/16           1

         As of August 29, 1994, the closing price of the Common Stock was 21/32.

         The number of record holders of Conquest's Common Stock as of August 29, 1994 was approximately 557. Management believes there are approximately 2,000 beneficial holders of Conquest's Common Stock.

Dividend Policy

         The payment of dividends, if any, rests within the discretion of its Board of Directors and, among other things, will depend upon Conquest's earnings, capital requirements and financial condition, as well as other relevant factors. Conquest has not declared any dividends since inception, and has no present intention of paying any dividends on its Common Stock in the foreseeable future, and it intends to use earnings, if any, to generate increased growth.

ITEM 6. SELECTED FINANCIAL INFORMATION (1)

         The following is a summary of Conquest's financial information extracted from indicated year end Consolidated Financial Statements and is qualified in its entirety by the detailed information appearing in the Consolidated Financial Statements and the notes thereto.

STATEMENT OF OPERATIONS DATA

                                                                                  Year Ended May 31,
                                                      -------------------------------------------------------------------------
                                                           1994           1993         1992           1991            1990
                                                      -------------  ------------  ------------  --------------  --------------
Net sales . . . . . . . . . . . . . . . . . . . .     $ 12,867,187   $  9,527,945  $ 8,397,748   $ 10,263,487    $ 11,286,797
Interest expense  . . . . . . . . . . . . . . . .           43,198        108,590    1,267,521      2,989,873       3,166,564
Loss before extraordinary gain  . . . . . . . . .       (4,458,057)    (1,356,278)  (1,320,414)    (5,130,254)     (5,200,489)
Extraordinary gain  . . . . . . . . . . . . . . .                         196,528    8,169,895          -               -
Net income (loss) applicable to
    Common stock  . . . . . . . . . . . . . . . .     $ (4,466,438)  $ (1,175,567) $ 6,821,062   $ (5,130,254)   $ (5,200,489)

Per share data:
Primary:
    Loss before extraordinary gain . . . . . . .      $       (0.25) $      (0.15) $      (0.19) $       (1.25)  $        (1.27)
    Extraordinary gain . . . . . . . . . . . . .                             0.02          1.19             -                -
                                                      -------------  ------------  ------------  --------------  --------------
    Net income (loss)  . . . . . . . . . . . . .      $       (0.25) $      (0.13) $       1.00  $        (1.25) $        (1.27)
                                                      =============  ============  ============  ==============  ==============
Number of shares   . . . . . . . . . . . . . . .         17,612,446     8,811,810     6,876,535       4,102,982       4,100,747
                                                      =============  ============  ============  ==============  ==============

Fully diluted:
    Loss before extraordinary gain . . . . . . .      $       (0.25) $      (0.15) $      (0.14) $        (1.25) $        (1.27)
    Extraordinary gain . . . . . . . . . . . . .                 -           0.02          0.88              -               -
                                                      -------------  ------------  ------------  --------------  --------------
    Net income (loss). . . . . . . . . . . . . .      $       (0.25) $      (0.13) $       0.74  $        (1.25) $        (1.27)
                                                      =============  ============  ============  ==============  ==============
Number of shares . . . . . . . . . . . . . . . .         17,612,446     8,811,810     9,332,084       4,102,982       4,100,747
                                                      =============  ============  ============  ==============  ==============

BALANCE SHEET DATA

                                                                                      May 31,
                                                      -------------------------------------------------------------------------
                                                          1994           1993          1992          1991 (2)         1990
                                                      -------------  ------------  ------------  --------------  --------------
Working capital (deficiency)  . . . . . . . . . .      $ 3,160,249   $ 3,659,524   $   (726,031) $(34,586,990)   $ (1,179,587)
Total Assets. . . . . . . . . . . . . . . . . . .       10,223,261     7,703,763      4,167,100    27,109,991      30,752,351
Long-term debt. . . . . . . . . . . . . . . . . .          215,962       350,962      1,006,903       289,017      29,298,737
Stockholders' equity  . . . . . . . . . . . . . .      $ 7,723,179   $ 5,847,491   $  1,195,866  $ (8,787,038)   $ (3,656,784)

(1) Conquest commenced flight operations in April 1988 with the purchase of two Beech 1900C aircrafts. The purchase was financed by an affiliate of Beech, Beech Acceptance Corp. ("BAC"). During the next three years
Conquest purchased seven additional Beech aircrafts, all of which were financed by BAC. The Beech aircrafts were equipped with two turbo prop jet engines manufactured by Pratt & Whitney. During the period of operation of the Beech aircrafts, Conquest experienced substantial operating losses. Conquest determined at that time that a substantial portion of the losses were caused by the higher than projected operating costs of the Beech aircrafts, generally and, in particular, the costs of maintaining the engines. Faced with the demand by BAC for the immediate payment of approximately $1,700,000, which Conquest believed was not due, Conquest commenced legal action against Beech. This action was settled in October 1991, and resulted in the return of the Beech aircrafts and the release of all Conquest's obligations to BAC and the recognition of an extraordinary gain of $8,169,895. In October 1991, Conquest commenced another action against Pratt & Whitney and four other defendants which was settled in fiscal 1993. Conquest realized approximately $1,215,000 in cash in the aggregate from these settlements (see note 5 to the Consolidated Financial Statements). After return of the Beech aircrafts, Conquest transitioned to a leased fleet of Metro III aircrafts beginning in January 1992. The aforementioned factors materially affect the comparability of the periods contained in the table.

(2) Includes the reclassification of $29,781,920 in long-term debt to current liabilities as a result of certain alleged delinquent payments as of May 31, 1991.

SELECTED FINANCIAL INFORMATION - WICO

     The following is a summary of Wico's financial information extracted from Financial Statements not presented herein. The interim financial information for Wico reflects all adjustments which in the opinion of management are necessary for a fair presentation of financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for the interim periods are not necessarily indicative of the results attainable for a full fiscal year.

STATEMENT OF OPERATIONS DATA

                                                                            Years Ended September 30,           Nine Months
                                              ------------------------------------------------------------     ended June 30,
                                                1993          1992          1991       1990         1989     1994 (3)      1993
                                              --------     ---------     --------    --------     --------   --------    --------
Net sales . . . . . . . . . . . . . . . . .   $ 38,783     $  38,653     $ 39,277    $ 45,747     $ 39,220   $ 30,677    $ 29,474
Cost of sales . . . . . . . . . . . . . . .     23,675        24,078       24,282      28,413       24,043     18,748      18,003
Net income (loss) . . . . . . . . . . . . .        443          (741)      (1,742)       (703)         427        550         350
Pro forma net income (loss) (1) . . . . . .        508          (516)      (1,137)       (488)         545        -            -
Pro forma net income (loss) (2)
      per share . . . . . . . . . . . . . .   $   0.01     $   (0.01)    $  (0.01)   $  (0.01)    $   0.01   $   0.01    $   0.00
Number of shares used in
      computation . . . . . . . . . . . . .    102,443        91,587       91,587      91,587      102,443    102,443     102,443

BALANCE SHEET DATE

                                                                                September 30,
                                                          -------------------------------------------------------    June 30,
                                                             1993       1992        1991        1990       1989      1994 (4)
                                                          ---------   ---------   --------   --------    --------   ---------
Current assets  . . . . . . . . . . . . . . . . .         $  15,099   $  15,713   $ 15,642   $ 18,145    $ 17,942   $ 16,859
Total assets  . . . . . . . . . . . . . . . . . .            19,912      21,384     23,158     27,394      29,004     28,214
Current liabilities . . . . . . . . . . . . . . .             6,487       6,598      7,465      7,715       6,581      7,581
Long-term debt  . . . . . . . . . . . . . . . . .            23,850      27,450     28,608     31,300      33,407     18,686
Stockholders' equity (deficiency) . . . . . . . .         $ (10,425)  $ (13,664)  $(12,915)  $(11,621)   $(10,921)  $  1,948 (5)


(1) Pro forma net income (loss) has been calculated after giving effect to the pro forma adjustments to the income tax provision as if Wico had not operated as an "S" corporation.

(2) Pro forma net income (loss) per share reflects the recapitalization of Wico as a result of the merger and assumes the conversion of the Series B Preferred Stock and the Series C Preferred Stock issued in conjunction therewith. See discussion in PART I, ITEM 1. BUSINESS. Common stock equivalents have been included in years where they produce a dilutive effect.

(3) Includes the results of operations for the acquired Langworthy businesses since June 20, 1994. Excludes the results of operations for the airline operation.

(4) Includes the assets obtained in the merger and acquisition of Langworthy which have been valued at their estimated fair values as of June 20, 1994.

(5) Wico had a negative net tangible book value at June 30, 1994 of $5,600,000 or 6c. per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONQUEST

AIRLINE OPERATING STATISTICS (1)

May 31,                                                                        1994              1993           1992 (2)
------------------------------------------------------------------------------------------------------------------------
Passengers carried  . . . . . . . . . . . . . . . . . . . . . . .             197,417          153,813          123,754
Revenue passenger miles (000's) . . . . . . . . . . . . . . . . .              37,605           26,464           21,542
Available seat miles (000's)  . . . . . . . . . . . . . . . . . .             104,436           63,641           53,265
Passenger load factor . . . . . . . . . . . . . . . . . . . . . .               36.0%            41.6%            40.4%
Break-even load factor  . . . . . . . . . . . . . . . . . . . . .               51.4%            51.1%            46.7%
Average ticket price  . . . . . . . . . . . . . . . . . . . . . .                $ 65             $ 62             $ 68
Yield per revenue passenger mile  . . . . . . . . . . . . . . . .                34c.             36c.             39c.
Cost per available seat mile  . . . . . . . . . . . . . . . . . .                17c.             18c.             19c.
Average passenger trip (miles)  . . . . . . . . . . . . . . . . .                 190              172              174
Aircraft in service at end of year  . . . . . . . . . . . . . . .                  14               10                5

(1) "Revenue passenger miles" (RPMs) represents the number of scheduled miles flown by revenue passengers. "Available seat miles" (ASMs) represents the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown. "Passenger load factor" represents revenue passenger miles divided by available seat miles. "Break-even load factor" means the percentage of seats which must be occupied by revenue passengers in order for Conquest to break-even on a net income basis. "Average yield per revenue passenger mile" represents the average revenue received for each mile a revenue passenger is carried. "Cost per available seat mile" represents operating expense and interest expense divided by available seat miles.

(2) As previously discussed, Conquest transitioned to a fleet of Metro III aircrafts beginning in January 1992. Any comparison of operating results should consider the significant changes in Conquest.

RESULTS OF OPERATIONS

Fiscal Year 1994 as Compared to Fiscal Year 1993

         Conquest's loss for the year ended May 31, 1994 was ($4,458,057), or (25c.) per share, compared to ($1,356,278), or (15c.) per share, for the year ended May 31, 1993. After recognition of an extraordinary gain in 1993, net loss applicable to Common Stock was ($4,466,438) or (25c.) per share in fiscal 1994 compared to ($1,175,567) or (13c.) per share in fiscal 1993. The increase in loss before extraordinary gain between years is principally attributable to the 13.5% decrease in passenger load factor to 36%, a consequence of the significant expansion undertaken by Conquest and the growth cycle of new markets. To facilitate improvement in the load factor, Conquest recently eliminated under-performing routes, including the Monterrey, Mexico route. The Monterrey route was eliminated due to anti-competitive practices of a competing carrier. Once alleviated, Conquest hopes to re-enter the market. Conquest expects the load factor to improve as a result of these actions.

         Passenger revenues for fiscal year 1994 increased by 35% to $12,867,187. The increase is attributable to a 42.1% increase in revenue passenger miles (RPMs) as partially offset by a 5.6% decrease in the yield per revenue passenger mile.

         The increase in RPMs is directly attributable to growth in passengers carried and average passenger trip length. Total passengers carried increased 28.3% to 197,417 for fiscal year 1994 from 153,813 for the prior corresponding year, a result of increased capacity. Average passenger trip length increased 10.5%, the result of the expansion into the longer segment length markets.

         The yield per RPM decreased 5.6% to 34c. due to a 10.5% increase in average passenger trip miles between years as only partially offset by the 4.8% increase in average ticket price.

         Available seat miles (ASMs) increased 64.1% due to the operation of an average of 12 Metro III aircrafts during fiscal year 1994, as compared to an average of 7 in the prior year, and the approximate 29% increase in regularly scheduled weekday departures.

         Passenger load factors decreased 13.5% to 36% in fiscal year 1994. The decrease was largely attributable to the 64.1% increase in ASMs coupled with only a 28.3% increase in passenger carried from the prior fiscal year and, to a lesser extent, the 4.8% increase in average ticket price. The aforementioned reductions in the flight schedule should beneficially affect passenger load factor. The break-even load factor increased only slightly as the 5.6% decrease in yield per RPM was offset by the 5.6% decrease in cost per ASM.

         Operating expenses increased 57.6% to $18,357,911 for fiscal year 1994 from $11,647,930 in the prior fiscal year due to the increase in the number of aircraft in service. The net result, however, was a 4.4% decrease in operating expenses per ASM.

         The following table compares major components of operating expense per
ASM:

Year ended May 31,                                              1994              1993
---------------------------------------------------------------------------------------
Salaries and employee benefits  . . . . . . . . .                4.8c.             5.0c.
Fuel costs  . . . . . . . . . . . . . . . . . . .                1.8               2.0
Aircraft rentals  . . . . . . . . . . . . . . . .                2.7               2.1
Travel agent commissions  . . . . . . . . . . . .                 .7                .8
Insurance costs . . . . . . . . . . . . . . . . .                 .9                .8
Direct maintenance costs (1)  . . . . . . . . . .                2.6               2.9
Landing fees and other rentals  . . . . . . . . .                 .6                .6
Depreciation and amortization . . . . . . . . . .                 .4                .7
Administration and other  . . . . . . . . . . . .                3.0               3.4
                                                               -----------------------
Total . . . . . . . . . . . . . . . . . . . . . .               17.5c.            18.3c.
                                                                ====              ====

(1) Excludes labor and related costs.

         The following table compares major components of operating expense as a percentage of total operating expense:

Year ended May 31,                                              1994              1993
---------------------------------------------------------------------------------------
Salaries and employee benefits  . . . . . . . . .               27.1%             27.4%
Fuel costs  . . . . . . . . . . . . . . . . . . .               10.3              11.1
Aircraft rentals  . . . . . . . . . . . . . . . .               15.5              11.6
Travel agent commissions  . . . . . . . . . . . .                4.2               4.3
Insurance costs . . . . . . . . . . . . . . . . .                4.9               4.3
Direct maintenance costs (1)  . . . . . . . . . .               15.1              15.8
Landing fees and other rentals  . . . . . . . . .                3.6               3.5
Depreciation and amortization . . . . . . . . . .                2.5               3.6
Administration and other  . . . . . . . . . . . .               16.8              18.4
                                                              ------            ------
Total . . . . . . . . . . . . . . . . . . . . . .              100.0%            100.0%
                                                               =====             =====


         Salaries and employee benefit costs were $5 million in fiscal 1994 as compared to $3.2 million in fiscal 1993. Expenses between years increased as a result of a growing work force coupled with normal wage increases and related employee benefits. However, salaries and employee benefit costs decreased on a cost per ASM basis as well as a percentage of operating expenses. This was a result of expansion, as shown by the increase in ASMs, with virtually no growth in administrative staffing.

         Fuel costs decreased 10% per ASM and 7.2% as a percentage of total operating expenses as a result of lower average fuel prices and longer stage length flights. Fuel consumption increased 71.6% as a result of the expansion while the average price per gallon decreased 13.6% from the prior fiscal year.

         Aircraft rental costs increased 28.6% per ASM and 33.6% as a percentage of total operating expenses for the year ended May 31, 1994. The significant increase is attributable to the addition of 5 leased aircraft in fiscal 1994.

         Travel agent commissions declined 12.5% on a per ASM basis and 2.3% as a percentage of operating expenses from fiscal year 1993. Commissions as a percentage of revenues increased to 5.9% from 5.2% principally as a result of the 12.6% increase in travel agency sales as a percentage of total sales.

         Direct maintenance costs decreased 10.3% on a per ASM basis and 4.4% as a percentage of total operating expenses. Conquest attributes this improvement to cost savings in maintaining and overhauling engines as a result of the increased utilization of internal resources and to efficiencies realized under a continuous maintenance program which extends allowable flight hours and/or cycles of certain time controlled components.

         Insurance costs increased 12.5% on a per ASM basis and 14% as a percentage of operating expenses. The increase is principally due to higher worker's compensation premiums during fiscal year 1994. The premium rate per employee increased approximately 37% at the last renewal.

         In August 1993, Conquest's former Executive Vice President passed away. Conquest was the beneficiary of a $1,000,000 key-man life insurance policy held on this former officer, the proceeds of which has been treated as other income. Previously issued financial statements had reflected the proceeds as extraordinary income. The restatement had no effect on net income or stockholder's equity.

         During the first quarter of fiscal 1994, Conquest adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The change in accounting for income taxes had no impact on the fiscal 1994 results.

         Conquest continues to evaluate means of improving operational efficiency and increasing load factors throughout the route system. During fiscal 1994, Conquest continued to make changes in its operations, where appropriate, to maximize operating efficiency and improve route performance. In that regard, Conquest discontinued service to cities which it considered unprofitable and introduced service into markets believed to have greater potential. In addition, certain pricing incentives were introduced to improve load factors. Conquest utilizes an expanded yield management system which enables Conquest to monitor discount priced seat availability on all flights.

Fiscal Year 1993 as Compared to Fiscal Year 1992

         Conquest's net loss before extraordinary gain for fiscal 1993 was ($1,356,278), or (15c.) per share, compared to ($1,320,414), or (19c.) per share, for fiscal year 1992, an increase of 2.7%. After recognition of extraordinary gains, net income (loss) applicable to Common Stock was ($1,175,567) or (13c.) per share and $6,821,062 or $1.00 per share (74c. on a fully diluted basis) for the years ended May 31, 1993 and 1992, respectively.

         Passenger revenues increased by 13.5% in fiscal 1993 to $9,527,945. The increase is attributable to a 22.8% increase in revenue passenger miles offset by a 7.7% decrease in yield per revenue passenger mile. The increase in RPMs is directly attributable to growth in passengers carried, a consequence of increased seat capacity and greater trip availability. The yield per RPM decreased 7.7% to $.36 primarily as a result of the 8.8% decrease in average ticket price, a result of deep discounting in the industry at the beginning of the year.

         Total passengers carried increased 24.3% to 153,813 for the year ended May 31, 1993 from 123,754 for the prior corresponding year, a result of increased promotion and advertising aimed at stimulating traffic. Average passenger trip length decreased only 1%, the result of limited changes in Conquest's route system. Available seat miles increased 19.5% due to the operation of six Metro III aircrafts during the year, as compared to five in fiscal 1992, and the higher utilization of the fleet. Four additional Metro III aircrafts were added on May 17, 1993 but, due to the short time frame, had minimal effect on ASMs and RPMs.

         Passenger load factors increased 3.0% to 41.6% for the year ended May 31, 1993. The increase was achieved largely through lower average fares and additional promotional efforts.

         Operating expenses increased 30.4% to $11,647,930 for the year ended May 31, 1993 from $8,929,997 in the prior year. The net result was an increase in operating expenses per ASM of 8.9% over fiscal 1992 levels as follows:

Year ended May 31,                                              1993              1992
----------------------------------------------------------------------------------------
Salaries and employee benefits  . . . . . . . . .                5.0c.             5.6c.
Fuel costs  . . . . . . . . . . . . . . . . . . .                2.0               2.3
Aircraft rentals  . . . . . . . . . . . . . . . .                2.1                .9
Travel agent commissions  . . . . . . . . . . . .                 .8                .9
Insurance costs . . . . . . . . . . . . . . . . .                 .8                .8
Direct maintenance costs (1)  . . . . . . . . . .                2.9               1.7
Landing fees and other rentals  . . . . . . . . .                 .6                .7
Depreciation and amortization . . . . . . . . . .                 .7               1.7
Other . . . . . . . . . . . . . . . . . . . . . .                3.4               2.2
                                                                ----              ----
Total . . . . . . . . . . . . . . . . . . . . . .               18.3c.            16.8c.
                                                                ====              ====

(1) Excludes labor and related costs.

         The following table compares major components of operating expense as a percentage of total operating expense:

Year ended May 31,                                              1993              1992
---------------------------------------------------------------------------------------
Salaries and employee benefits  . . . . . . . . .               27.4%             33.4%
Fuel costs  . . . . . . . . . . . . . . . . . . .               11.1              13.8
Aircraft rentals  . . . . . . . . . . . . . . . .               11.6               5.5
Travel agent commissions  . . . . . . . . . . . .                4.3               5.2
Insurance costs . . . . . . . . . . . . . . . . .                4.3               4.9
Direct maintenance costs  . . . . . . . . . . . .               15.8              10.3
Landing fees and other rentals  . . . . . . . . .                3.5               4.1
Depreciation and amortization . . . . . . . . . .                3.6               9.9
Other . . . . . . . . . . . . . . . . . . . . . .               18.4              12.9
                                                               -----             -----
Total . . . . . . . . . . . . . . . . . . . . . .              100.0%            100.0%
                                                               =====             =====

         Salaries and employee benefit costs decreased on a cost per ASM basis as well as a percentage of operating expenses. This was accomplished through expansion, as shown by the increase in ASMs, with no growth in administrative staffing. In addition, Conquest instituted certain cost control measures relating to employee benefits during the year which contributed to the decline per ASM.

         Fuel costs decreased 13% per ASM and 19.6% as a percentage of total operating expenses. This is attributable to generally lower spot fuel prices coupled with the lower fuel burn of the Metro III aircraft as compared to the Beech. In addition, procedures have been implemented whereby the lowest cost fueling facilities in the cities served are utilized combined with the daily monitoring of fuel prices and supplier alternatives.

         Aircraft rental costs were $1,347,000 and $487,000 in fiscal 1993 and 1992, respectively. The significant increase is attributable to the transition to leased aircraft from owned aircraft in the middle of fiscal 1992 and the addition of four more leased aircraft at the end of fiscal 1993. Conversely, depreciation expense decreased to $424,000 from $881,000 as a result of this transition.

         Travel agent commissions fell from 5.5% of passenger revenues in fiscal 1992 to 5.2% of passenger revenues in fiscal 1993. The decrease is a result of increased advance ticket sales, which is administered by Conquest's reservation department, during fiscal 1993. This is a favorable result of other airlines raising their fees, whereas Conquest did not, for this service.

         Direct maintenance costs increased 70.1% on a per ASM basis and 53.4% as a percentage of total operating expenses. Conquest attributes this increase to the expansion of its operating fleet, and time controlled components, including engines, progressively reaching required stages of overhaul. In addition, Conquest experienced several premature removals during fiscal 1993 which were either subject to insurance deductibles or excluded from application of engine reserves remitted to lessors.

         Landing fees and other rentals fell on a cost per ASM basis as well as a percentage of operating expenses. Landing fees, which are based upon aircraft weight, decreased due to the lower weight of the Metro III aircrafts compared to the Beech aircrafts. In addition, station rentals remained stable while ASMs increased as a result of higher utilization of Conquest's fleet.

         Other operating expenses increased primarily due to increases in advertising and promotional expenses to stimulate traffic and expenditures required to initiate service in Conquest's new hub, Birmingham.

         Interest expense was $109,000 for fiscal 1993 compared to $1,268,000 for fiscal 1992. The decrease can be attributed to the transition from an owned to a leased fleet of aircraft. Whereas previously the cost of capital was classified as interest expense and depreciation, it is now classified as aircraft rental expense.

         Gain from settlement of lawsuit is a result of the settlement of litigation with Pratt & Whitney and four other defendants in fiscal 1993. Conquest received aggregate proceeds of $1,215,000, and after recognition of deferred legal costs, realized a gain of $845,000.

          During a portion of fiscal 1992, Conquest leased three of its Beech aircraft to a third party. These leases were terminated with the settlement with Beech Acceptance Corporation in October 1991. Accordingly, lease income was eliminated.

         The note payable to Beech Acceptance Corporation bearing interest at 7 1/2% per annum was retired in May 1993. The note was retired through the payment of $325,455 and the return of the Beech 1900C rotable parts securing the note. Conquest recognized an extraordinary gain of $196,528 as a result of the early extinguishment of this debt.

         In October 1991, Conquest settled certain litigation with Beech. In connection with the return of the Beech aircrafts as part of the settlement of this litigation, Conquest was released from the balance of its outstanding indebtedness with respect to each aircraft plus accrued interest. Accordingly, an extraordinary gain of $8,169,895 was recognized from the favorable financial settlement.

         The following table summarizes the major components of the extraordinary gain:

Return of assets:
       Beech aircrafts (net of reserves) . . . . . . .               ($22,413,009)
       Aircraft engines (net of reserves)  . . . . . .                 (1,042,672)
       Beech inventory . . . . . . . . . . . . . . . .                   (250,000)
Release from debt:
       Accrued interest  . . . . . . . . . . . . . . .                  2,201,997
       Notes payable - parts . . . . . . . . . . . . .                    400,000
       Notes payable . . . . . . . . . . . . . . . . .                 30,215,798
Assumption of debt:
       Notes payable - parts . . . . . . . . . . . . .                   (945,000)
Other (net)  . . . . . . . . . . . . . . . . . . . . .                      2,781
                                                                       ----------
Extraordinary gain   . . . . . . . . . . . . . . . . .                 $8,169,895
                                                                       ==========

         The settlement effected significant improvements in Conquest's financial position. Conquest's working capital deficit decreased from ($34,586,990) at May 31, 1991 to ($726,031) at May 31, 1992 with a corresponding improvement in the current ratio from .03:1 to .63:1. The long-term debt to equity position improved to 46% debt and 54% equity in fiscal 1992.

Liquidity and Capital Resources

         Net cash used in operating activities was ($4,395,176) for the year ended May 31, 1994 compared to ($968,412) for the year ended May 31, 1993. The principal source of funds for fiscal year 1994 was the redemption of its Class B Warrants for net proceeds of $6,260,145 and, to a lesser degree, proceeds from a key-man life insurance policy. Cash was principally used to fund capital expenditures and the certification process of CSA, as well as expensation of the regional operation. The result is a net increase in cash of $109,363 for fiscal year 1994.

         Conquest's working capital position improved to $4,857,162 as of May 31, 1994 from $3,632,017 as of May 31, 1993, while the related current ratio decreased to 3.13:1 at May 31, 1994 from 3.37:1 at May 31, 1993. The long-term debt to equity position improved to 2.7% debt and 97.3%% equity as of May 31, 1994 from 5.2% debt and 94.8% equity as of May 31, 1993. The improvement in Conquest's working capital as well as the long-term debt to equity position is largely attributable to the proceeds received from the exercise of the Class B warrants.

         During fiscal year 1994, Conquest leased five additional Metro III aircraft under operating leases. Conquest now leases 15 Metro III aircraft, all of which are leased from unaffiliated third parties. The aggregate monthly lease cost of all of Conquest's aircraft is approximately $270,000. Conquest, through its subsidiary CSA, agreed in principal to terms for the lease of a Boeing 737 Aircraft on November 22, 1993. The aircraft was accepted by Conquest on January 5, 1994 under an interim lease agreement pending FAA certification. In addition, Conquest is required to pay varying rates per engine hour which funds are deposited in an engine reserve account maintained by the lessors to be utilized for engine and propeller overhauls. Conquest was relieved of the obligation of the 737 lease when CSA was sold subsequent to year-end. See note 15 to the Consolidated Financial Statements.

         Capital expenditures of $905,604 for fiscal year 1994 were principally for transportation, flight and ground equipment. Capital expenditures associated with the current expansion and the development of CSA have been financed from cash reserves.

         The FAA has issued regulations 135.180 requiring air carriers to install by February 9, 1995, subject to possible extension, Traffic Alert Collision Avoidance Systems ("TCAS") on aircraft seating between 10 and 30 passengers. Conquest has determined that the cost of compliance with TCAS will be $100,000.

         Conquest believes the aircraft leasing market has and will continue to become more favorable to users of the type of leased aircraft employed by Conquest. Accordingly, management believes that at the expiration of its current operation leases, or in the event Conquest expands its fleet in the future, a sufficient supply of Metro III aircraft will be available to meet Conquest's business needs on terms at least as favorable as lease agreements currently in effect.

         Conquest has net operating losses available to offset against future federal taxable income. Due to the issuance of additional securities of Conquest in previous private and public offerings, Conquest has had, and may have in the future, a change in ownership as defined by applicable federal income tax rules. Such rules limit the use of net operating losses to offset federal taxable income after a change in ownership. As a result, there can be no assurance either of the total amount of such losses which Conquest will eventually be able to use or the amounts available to offset future taxable income in any given tax year. This limitation may have a material impact on Conquest's cash flow in the future.

         Conquest has incurred significant operating losses over the last seven years. As a result, in recent years, Conquest has relied increasingly on operating lease arrangements and proceeds from public and private offerings of Common Stock to provide the funds necessary for its operations. Conquest has no significant unencumbered assets which could be sold or pledged to raise additional cash other than the operations of CSA.

         Subsequent to year-end, Conquest completed the sale of its 93% owned subsidiary, CSA, to AirTran Corporation for an agreed-upon purchase price of $2,500,000. Simultaneous with the closing of the sale, Conquest purchased the remaining 7% of the shares from an unaffiliated stockholder for Common Stock of Conquest valued at $165,000 and a cash payment of $10,000. In addition, on June 20, 1994, Conquest merged with Wico Holding Corp. and, concurrent with the merger, used the $2,500,000 in proceeds from the sale of CSA and an additional $3,250,000 of Conquest's available cash to reduce the debt level of Wico (see discussion in the Liquidity and Capital Resources section of the MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - WICO which follows) and to fund the acquisition of certain Langworthy divisions. Management recently decided to sell the airline operations and focus on the manufacturing and distribution operations of Wico and its subsidiaries (see
PART I, ITEM 1. BUSINESS and note 15 to the Consolidated Financial Statements). Management plans to continue operating the airline until the sale is consummated.

         Conquest has been in a disagreement with PLM International, Inc. ("PLM") since April 1994 over matters involving PLM's failure to reimburse Conquest for a scheduled engine overhaul as set forth in its lease agreements for three (3) aircraft being all of the aircraft currently under lease from PLM and Conquest's desire to sublease same aircraft. Accordingly, Conquest has been withholding lease and reserve payments pending resolution of the disagreement. On August 26, 1994, PLM notified Conquest that it was in default of the respective leases for failure to make payment of rent within five business days after the same became due. PLM has ordered the immediate return of the aircraft and the payment of $104,000 in back rental payments and $1,022,500 in unpaid basic rent which would have otherwise become due through the expiration date of each lease. On August 30, 1994, Conquest filed suit against PLM in the District Court of Hidalgo County, Texas claiming that PLM breached the lease agreements, tortiously interfered with Conquest's prospective sublease, violated the Texas Deceptive Trade Practices Act ("DTPA"), breached warranties, and committed fraud and negligent misrepresentation. Conquest is seeking a declaratory judgment that it owes nothing to PLM and an award of actual damages from PLM, plus additional damages under the DTPA and punitive damages, reasonable and necessary attorneys' fees and costs of court, interest before and after judgment on all sums as allowed by law, and such other and further relief to which Conquest may justly show itself entitled. Conquest is unable, at this time, to predict the eventual outcome of this matter; however, Conquest does not anticipate any disruption of its scheduled air service.

Seasonality

         Conquest's operations are not subject to wide seasonal variations. However, some seasonal decline does occur in holiday periods as a result of reduced business traffic. Accordingly, Conquest reduced its flight schedule approximately 20% during the third quarter of fiscal 1994. The increased size of Conquest's fleet precipitated this action whereas in the past it was unnecessary.

Inflation

         To date, inflation has not had a material effect on Conquest's operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - WICO

OVERVIEW

         Wico's results of operations are impacted by trends in the coin operated machine market as well as those of consumer video game entertainment activities. Sales of distribution are essentially flat reflecting the soft condition of the coin operated machine market. Sales of consumer joysticks are up reflecting the increased popularity of P.C. based video entertainment.

RESULTS OF OPERATIONS

Nine months ended June 30, 1994 as compared to nine months ended June 30, 1993:

Nine months ended June 30,                                      1994              1993
----------------------------------------------------------------------------------------
                                                                      (in Thousands)
Sales:
   Distribution   . . . . . . . . . . . . . . . .               $ 24,836        $ 25,160
   Consumer   . . . . . . . . . . . . . . . . . .                  5,841           4,314
                                                                --------        --------
                                                                  30,677          29,474
Gross Profit:
   Distribution   . . . . . . . . . . . . . . .                    9,686           9,895
   Consumer   . . . . . . . . . . . . . . . . .                    2,243           1,577
                                                                --------        --------
                                                                  11,929          11,472

Selling, Distribution and Administrative  . . .                    9,219           8,723
Amortization  . . . . . . . . . . . . . . . . .                      232             547
Interest Expense  . . . . . . . . . . . . . . .                    1,310           1,635
Other Expense . . . . . . . . . . . . . . . . .                      295               3

Income Before Income Taxes  . . . . . . . . . .                      873             564
Net Income  . . . . . . . . . . . . . . . . . .                 $    550        $    350

         Distribution sales decreased 1.3% to $24,836,000 while consumer sales increased 35.4% to $5,841,000. Distribution sales continued to be hampered by soft conditions in the coin operated machine market, particularly amusement games. The consumer sales increase of 35.4% is attributable to the increased acceptance of Suncom products at retail as well as significant OEM sales.

         Gross profit for the nine months ended June 30, 1994 was $11,929,000 as compared to $11,472,000 for the nine months ended June 30, 1993. This 4% increase was due to consumer gross margin dollars increasing 42.2% and consumer gross margin increasing from 36.6% to 38.4%. The consumer margin overall improvement is due to higher margin new products introduced in October 1993.

         Selling, distribution and administrative expenses were $9,219,000 or 30% of sales as compared to $8,723,000 or 29.6% of sales in the prior year period. The 5.7% increase in expenses was largely the result of an increase in variable advertising and freight expense associated with consumer sales. The amortization of intangibles resulting from previous acquisitions declined to $232,000 as compared with $547,000 in the previous nine-month period as certain intangibles became fully amortized.

         During the nine months ended June 30, 1994, interest expense declined to $1,310,000 as a result of lower principal amounts of long-term debt outstanding, as well as lower interest rates. High and low interest rates were 8% and 6.7%, respectively, during the nine months ended June 30, 1994, and 10% and 7%, respectively, during the nine months ended June 30, 1993.

         Wico recorded income from operations before taxes of $873,000 in the nine months ended June 30, 1994 as compared to $564,000 in the prior corresponding period. Improved sales in the consumer segment as well as reduced amortization and interest expenses contributed significantly to this result.

Fiscal Years Ended September 30, 1993, 1992 and 1991:

Year ended June 30,                                               1993            1992            1991
----------------------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Sales:
   Distribution   . . . . . . . . . . . . . . . .               $ 32,981        $ 32,480         $ 32,104
   Consumer   . . . . . . . . . . . . . . . . . .                  5,802           6,173            7,173
                                                                --------        --------         --------
                                                                  38,783          38,653           39,277

Gross Profit:
   Distribution   . . . . . . . . . . . . . . . .                 12,706          12,359           12,496
   Consumer   . . . . . . . . . . . . . . . . . .                  2,402           2,217            2,500
                                                                --------        --------         --------
                                                                  15,108          14,576           14,996

Selling, Distribution and Administrative  . . . .                 11,620          10,895           11,393
Amortization  . . . . . . . . . . . . . . . . . .                    689           1,581            1,192
Interest `  . . . . . . . . . . . . . . . . . . .                  2,063           2,684            3,569

Income (Loss) Before Income Taxes . . . . . . . .                    728           (738)          (1,727)
Pro Forma Net Income (Loss) (1) . . . . . . . . .                    508           (516)          (1,137)
Pro Forma (Loss) Per Share (1)  . . . . . . . . .               $   0.12        $  (0.12)        $  (0.26)

(1) Pro forma net income (loss) has been calculated after giving effect to the pro forma adjustments to the income tax provisions as if Wico had not operated as an "S" corporation.

Fiscal Year Ended September 30, 1993 Compared to Fiscal Year Ended September 30, 1992:

         Distribution sales increased 1.5% to $32,981,000, while consumer sales declined 6.0% to $5,802,000. Distribution sales increases were adversely affected by the slow economic recovery and the continued popularity of home based video games. The consumer sales decline of $371,000 was largely attributable to the decline of sales of digital based joysticks and the constrained growth of analog joysticks designed for use with personal computers, due to the continued popularity of home based video game systems.

         Gross profits for the fiscal year ended September 30, 1993 was $15,108,000 compared to $14,576,000 in the fiscal year ended September 30, 1992. This 3.6% increase was primarily the result of an increase in consumer gross margin from 35.9% to 41.4% of sales. This increase occurred due to the introduction of higher margin new products and a reduction in the amount of close-out merchandise.

         Selling, general and administrative expenses were $11,620,000 in fiscal 1993, approximately 30% of sales, as compared with $10,895,000 in fiscal 1992, or 28.1% of sales. The 6.6% increase in expenses was the result of marketing and product development expenditures for new consumer products, as well as increased distribution marketing expenditures to support market share in the coin operated machine parts and billiards markets. The amortization of intangibles resulting from acquisition declined to $689,000 in fiscal 1993 as compared with $1,581,000 in fiscal 1992 as certain intangibles were fully amortized during 1992.

         During fiscal 1993, interest expense declined to $2,063,000 as a result of lower principal amounts outstanding, as well as lower interest rates. High and low interest rates in relevant years were 8% and 6.7%, respectively, in fiscal 1993, and 10% and 7%, respectively, in fiscal 1992.

         Wico recorded income before income taxes in fiscal 1993 of $728,000, as compared to a loss before income taxes of ($738,000) in fiscal 1992. Improved sales and gross margins in the distribution segment, as well as reduced interest expense and amortization, contributed most significantly to this result.

Fiscal Year Ended September 30, 1992 as compared to Fiscal Year Ended September 30, 1991

         Net sales for fiscal 1992 were $38,653,000, compared to $39,277,000, for the fiscal year ended September 30, 1991, or a decline of 1.6%.

         Distribution sales increased 1.2% to $32,480,000, while consumer sales declined 13.9% to $6,173,000. Management believes that distribution sales increases were limited by the ongoing recession and reduced popularity of amusement/arcade games. Consumer sales declines were caused by discontinuation of private label sales to Radio Shack ($534,000) and a decline in 8 Bit Nintendo accessory sales.

         Gross profit for fiscal 1992 was $14,576,000, compared to $14,996,000 in fiscal 1991 due to a decrease in sales volume and a reduction in gross margin from 38.2% to 37.7%. Distribution gross margin decreased to 38.1% from 38.9% due to competitive pressures. Consumer gross profit increased from 34.9% to 35.9% due to a favorable mix caused by reduced Radio Shack private label sales.

         Selling, general and administrative expenses were $10,895,000 in fiscal 1992, 28.1% of sales, as compared with $11,393,000 in fiscal 1991, or 29% of sales, as a result of lower variable sales expenses, as well as cost containment/reduction measures on the part of management.

         Interest expense decreased from $3,569,000 in fiscal 1991 to $2,684,000 in fiscal 1992. Reduced interest expense was a result of lower principal amounts outstanding ($30,974,000 in fiscal 1991 and $29,450,000 in fiscal 1992), as well as reduced rates.

         Wico recorded a loss before income taxes of $738,000 in fiscal 1992, as compared to a loss before income taxes of $1,727,000 in fiscal 1991. Reductions in other expenses and interest were significant factors leading to this result.

Liquidity and Capital Resources

         Wico's principal source of capital for operations has been its combined Term Loan and Revolving Credit Loan pursuant to the Lending Agreement between Wico and its institutional lender and cash flow from operations.
Wico's operations generated positive cash flow in 1993, 1992 and 1991 in the amounts of $1,936,000, $1,300,000 and $2,800,000, respectively. Under the terms of the Lending Agreement, Wico must be in compliance with certain financial ratios. Certain of the covenant requirements include attaining operating income before amortization of intangibles and other assets (as defined in the Lending Agreement) of $3,100,000, current ratio of 1.75:1 and working capital of $,6,300,000. Wico is currently in compliance with said covenants. The Term Loan, maturing in October 1988, provides for monthly installments of principal, and had a principal balance of approximately $7,336,000 at June 30, 1994. The Revolving Credit Loan provides for a maximum credit of $13,000,000, inclusive of letters of credit that may be established at the request of Wico and at the present time, is in full use. At June 30, 1994, the aggregate amount of borrowings under Wico's Lending Agreement was approximately $20,286,000. Repayment of the loans is secured by a first lien on a substantial portion of Wico's assets, limited personal guarantees, each in the amount of $1,000,000, from Stephen R. Feldman, Chairman of the Board and Chief Executive Officer of the Company, and Bentley J. Blum, a principal stockholder and director of the Company, and stock pledges in favor of the institutional lender covering all of the outstanding shares of Conquest Common Stock owned by certain of Wico's prior stockholders, which guarantees and stock pledges will be released by the lender upon prepayment of the outstanding $1,000,000 and the purchase of the Bank Warrant by September 30, 1994.

         The maximum interest rates on the institutional loans are payable at the option of Wico at either the prime rate plus 1-1/2% or LIBOR plus 3-1/4%. Under certain circumstances related to earnings, the rates of interest may be reduced to the prime rate or LIBOR plus 1-3/4%. Under the terms of the Lending Agreement, the lender was granted a warrant to purchase 4.9% of Wico's Common Stock which was exchanged for a warrant to purchase 4,000,000 shares of Conquest Common Stock at the time of the merger (the "Bank Warrant"). In connection with Wico's agreement to prepay $5,000,000, the lender consented to the merger and the Langworthy acquisition. Wico used $4,000,000 in funds obtained from the merger with Conquest to partially make such payment and has agreed to pay the lender an additional $1,000,000 by September 39, 1994 and to purchase the lender's warrant for $1,000,000 by September 30, 1994. In the event that the Bank Warrant is not purchased by September 30, 1994, the Company may purchase the Bank Warrant up to October 31, 1994 for $1,000,000, but will receive only 3,592,000 shares issuable thereunder and 408,000 shares may be retained by the lender. In addition, in the event that the Bank Warrant is not purchased by September 30, 1994, the Company may purchase the Bank Warrant up to November 30, 1994 for $1,000,000, but will receive only 3,184,000 shares issuable thereunder and 816,000 shares may be retained by the lender. If the Bank Warrant is not purchased by November 30, 1994,, the rate of interest payable under the Lending Agreement will increase by 1.5% and Wico must pay the lender a restructuring fee of $350,000.

         The Lending Agreement presently provides for the mandatory repayment of 55% of Wico's excess cash flow, as defined in the Agreement. Continuing through September 30, 1994, this amount will be increased to 65%, and thereafter to 75%. The Lending Agreement contains other restrictions requiring the consent of the lender in connection with the making of any acquisition, payment of dividends, issuance of additional securities or making of capital expenditures in excess of $500,000.

Seasonality

         Wico's consumer products segment experiences its peak sales relating to the Christmas holiday selling season. Due to the importance of the Christmas selling season, net sales relating thereto constitute a disproportionate amount of net sales for the entire year and all of Wico's income from operations of this segment. Unfavorable economic conditions affecting retailers generally during the Christmas selling season in any year could materially adversely affect Wico's results of operations for this segment. Wico must also make decisions regarding how much inventory to buy in advance of the season in which it will be sold. Significant deviations from projected demand for products can have an adverse effect on Wico's sales and profitability for this segment.

Inflation

         To date, inflation has not had a material effect on Wico's operations.

ITEM 8.  FINANCIAL STATEMENTS

         See attached Consolidated Financial Statements of Conquest Airlines
Corp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No change in Conquest's independent accountants took place during fiscal years ended May 31, 1994 and 1993, or during the subsequent interim period.

                                    PART IV

ITEM 14.  EXHIBITA, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a) 1.   Consolidated Financial Statements:

         The following consolidated financial statements of Conquest are included as PART II, ITEM 8 of this report:


Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . .           F-2

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .           F-3

Consolidated Balance Sheet as of May 31, 1994 and 1993  . . . . . . . . . .           F-4

Consolidated Statement os Operations for the years ended
  May 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . .           F-5

Consolidated Statement of Cash Flows for the years ended
  May 31, 1994, 1993 and 1992   . . . . . . . . . . . . . . . . . . . . . .         F-6-7

Consolidated Statement of Stockholders' Equity (Deficit)
  for the period from June 1, 1991 to May 31, 1994  . . . . . . . . . . . .           F-8

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .           F-9

         2.  Financial Statement Schedules:

             Schedule V - Property and Equipment  . . . . . . . . . . . . .          F-20
             Schedule VI - Allowance for Depreciation . . . . . . . . . . .          F-21
             Schedule X - Supplementary Income Statement Information  . . .          F-22

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Conquest Airlines Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Conquest Airlines Corp. and its subsidiary at May 31, 1994 and 1993, and the results of their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 14, the statement of operations for the year ended May 31, 1994 has been restated to reflect the proceeds from a key-man life insurance policy as other income. This restatement had no impact on net income or stockholder's equity.

On June 20, 1994, the Company merged with Wico Holding Corp., a privately held corporation, and subsequently announced its intention to sell the remaining airline operations. This merger and management's intention to sell the remaining airline operations are more fully described in Note 15.

Our audits of the aforementioned consolidated financial statements also included audits of the financial statement schedules as of May 31, 1994 and 1993 and for the years then ended as listed in Item 14(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





PRICE WATERHOUSE LLP
Fort Worth, Texas
July 22, 1994, except Note 14 as to which the date is October 31, 1995

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Conquest Airlines Corp.

        We have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of Conquest Airlines Corp. for the year ended May 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Conquest Airlines Corp. for any period subsequent to May 31, 1992.

        In our opinion, the financial statements, as restated, referred to above present fairly in all material respects, the results of operations and cash flows of Conquest Airlines Corp. for the year ended May 31, 1992, in conformity with generally accepted accounting principles.

        In connection with our audit of the aforementioned statements, we also audited the related financial statement schedules for the year ended May 31, 1993. In our opinion, such schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.





                                               Hiltzik, Schneider, Ehrlich & Co.



Great Neck, New York
August 5, 1992 except for
Note 3 as to which the
date is January 9, 1993

                            CONQUEST AIRLINES CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                                                       May 31,
                                                                                              1994               1993
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .      $      4,477,968   $      4,368,605
    Receivables, principally traffic  . . . . . . . . . . . . . . . . . . . . .               497,117            540,371
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               198,103             55,985
    Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,696,913             -
    Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .               267,418            199,873
                                                                                       ---------------     --------------
               Total current assets   . . . . . . . . . . . . . . . . . . . . .             7,137,519          5,164,834

Property and equipment - net  . . . . . . . . . . . . . . . . . . . . . . . . .             2,304,834          1,696,937
Security deposits and other assets  . . . . . . . . . . . . . . . . . . . . . .               627,950            518,218
Developmental and preoperating costs - net
  of accumulated amortization of $327,160
  and $171,454, respectively  . . . . . . . . . . . . . . . . . . . . . . . . .               139,958            295,664
Due from officer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                13,000             28,110
                                                                                       ---------------     --------------
                                                                                     $     10,223,261   $      7,703,763
                                                                                       ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . . .      $        138,824   $        144,982
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               763,155            791,021
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,007,056            467,640
  Air traffic liability   . . . . . . . . . . . . . . . . . . . . . . . . . . .               371,322            129,174
                                                                                       ---------------     ---------------
               Total current liabilities  . . . . . . . . . . . . . . . . . . .             2,280,357          1,532,817

Long-term debt less current maturities  . . . . . . . . . . . . . . . . . . . .               215,962            323,455
                                                                                       ---------------     ---------------

               Total liabilities  . . . . . . . . . . . . . . . . . . . . . . .             2,496,319          1,856,272

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,763              -

Stockholders' equity:
  Series A, 12% Cumulative Convertible Redeemable
       Preferred Stock, 10c. par value; 5,000,000
       shares authorized, 7,550 and 14,250 issued and
       outstanding (liquidation preference: $93,257)  . . . . . . . . . . . . .                   755              1,425
  Common Stock, 1c. par value; 50,000,000 shares
       authorized, 19,665,577 and 14,242,785 shares
       issued and outstanding, respectively . . . . . . . . . . . . . . . . . .                19,665             14,242
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . .            22,160,482         15,831,490
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (14,457,723)        (9,999,666)
                                                                                       ---------------     --------------
               Total stockholders' equity   . . . . . . . . . . . . . . . . . .             7,723,179          5,847,491

Commitment and Contingencies (See notes 11 and 15)
                                                                                       ---------------     --------------
                                                                                     $     10,223,261   $      7,703,763
                                                                                       ===============     ==============





   The accompanying notes are an integral part of these financial statements.

                            CONQUEST AIRLINES CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                            Year ended May 31,
                                                                                 1994             1993             1992
--------------------------------------------------------------------------------------------------------------------------
                                                                              (Restated)
PASSENGER REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . .    $   12,867,187   $     9,527,945    $   8,397,748

OPERATING EXPENSES:
  Flight operations   . . . . . . . . . . . . . . . . . . . . . . . .         6,766,231         4,061,237        2,840,527
  Maintenance   . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,101,523         2,517,783        1,482,896
  Aircraft and traffic services   . . . . . . . . . . . . . . . . . .         3,050,542         1,590,031        1,355,957
  Promotion and sales   . . . . . . . . . . . . . . . . . . . . . . .         2,529,584         1,621,544        1,381,519
  General and administrative  . . . . . . . . . . . . . . . . . . . .         1,456,618         1,433,239          988,001
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .           453,413           424,096          881,097
                                                                           -------------     -------------    -------------
               Total operating expenses . . . . . . . . . . . . . .          18,357,911        11,647,930        8,929,997
                                                                           -------------     -------------    -------------

               Operating loss . . . . . . . . . . . . . . . . . . .          (5,490,724)       (2,119,985)        (532,249)

OTHER EXPENSES (INCOME):
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .              43,198           108,590        1,267,521
  Interest income   . . . . . . . . . . . . . . . . . . . . . . . .             (79,795)          (40,184)         (58,091)
  Lease income  . . . . . . . . . . . . . . . . . . . . . . . . . .                -                 -            (512,000)
  Other expense   . . . . . . . . . . . . . . . . . . . . . . . . .               3,930            13,148           90,735
  Gain from settlement of lawsuit   . . . . . . . . . . . . . . . .                -             (845,261)            -
                                                                           -------------     -------------    -------------
               Total other expenses . . . . . . . . . . . . . . . .             (32,667)         (763,707)         788,165
                                                                           -------------     -------------    --------------

LOSS BEFORE EXTRAORDINARY GAIN  . . . . . . . . . . . . . . . . . .          (4,458,057)       (1,356,278)      (1,320,414)
EXTRAORDINARY GAIN - EXTINGUISHMENT OF DEBT   . . . . . . . . . . .                -              196,528        8,169,895
                                                                           -------------     -------------    -------------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . .      $   (4,458,057)  $    (1,159,750)   $   6,849,481
                                                                           =============     =============    =============
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK  . . . . . . . . . . .      $   (4,466,438)  $    (1,175,567)   $   6,821,062
                                                                           =============     =============    =============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Primary:
  Weighted average number of shares outstanding   . . . . . . . . .          17,612,446         8,811,810        6,876,535
                                                                           =============     =============    =============
  Loss before extraordinary gain  . . . . . . . . . . . . . . . . .      $        (0.25)  $         (0.15)   $       (0.19)
  Extraordinary gain - extinguishment of debt   . . . . . . . . . .                -                 0.02             1.19
                                                                           -------------     -------------    -------------
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . .      $        (0.25)  $         (0.13)   $        1.00
                                                                           =============     =============    =============

Fully diluted:
  Weighted average number of shares outstanding   . . . . . . . . .          17,612,446         8,811,810        9,332,084
                                                                           =============     =============    =============
  Loss before extraordinary gain  . . . . . . . . . . . . . . . . .      $        (0.25)  $         (0.15)   $       (0.14)
Extraordinary gain - extinguishment of debt   . . . . . . . . . . .                -                 0.02             0.88
                                                                           -------------     -------------    -------------
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . .      $        (0.25)  $         (0.13)   $        0.74
                                                                           =============     =============    =============





   The accompanying notes are an integral part of these financial statements.

                           CONQUEST AIRLINES CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Year ended May 31,
                                                              1994             1993             1992
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)   . . . . . . . . . . . . . . .   $    (4,458,057)   $   (1,159,750)  $    6,849,481
  Adjustments to reconcile net income (loss) to
    cash used by operating activities:
     Depreciation and amortization  . . . . . . . .           453,413           424,096          881,097
     Engine overhaul reserves   . . . . . . . . . .              -                 -             155,721
     Extraordinary gains  . . . . . . . . . . . . .        (1,000,000)         (196,528)      (8,169,895)
     Noncash charges from stock grants
       and warrants   . . . . . . . . . . . . . . .              -                9,750           58,500
     Changes in certain assets and liabilities:
        Accounts receivable . . . . . . . . . . . .            43,254          (115,288)         (13,847)
        Inventories . . . . . . . . . . . . . . . .          (142,118)           (8,311)         205,529
        Prepaid expenses and other current assets .           (67,545)           34,678         (101,097)
        Deferred litigation costs . . . . . . . . .              -              331,975         (331,975)
        Other assets  . . . . . . . . . . . . . . .            18,416            65,825           63,830
        Accounts payable  . . . . . . . . . . . . .           (27,866)          (39,968)         (58,287)
        Accrued expenses  . . . . . . . . . . . . .           539,416          (318,099)         267,694
        Air traffic liability . . . . . . . . . . .           242,148             3,208          (27,986)
        Other . . . . . . . . . . . . . . . . . . .             3,763              -                -
                                                      ---------------    --------------   --------------
          Net cash used by operating activities . .        (4,395,176)         (968,412)        (221,235)
                                                      ---------------    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . .          (905,604)         (545,690)        (639,697)
  Proceeds from sale of assets  . . . . . . . . . .              -              188,143          106,500
  Increase in unamortized engine overhaul costs   .              -                 -            (468,333)
  Proceeds from key-man policy  . . . . . . . . . .         1,000,000              -                -
  (Increase) decrease in security deposits  . . . .          (128,148)         (144,088)           1,386
  Increase in developmental and preoperating costs               -                 -            (467,119)
  Increase in assets held for sale  . . . . . . . .        (1,696,913)             -                -
  (Increase) decrease in due from officer   . . . .            15,110           (11,415)         (16,695)
                                                      ---------------    --------------   --------------
          Net cash used by investing activities . .        (1,715,555)         (513,050)      (1,483,958)
                                                      ---------------    --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings   . . . . . .              -                 -             120,245
  Payment of 10% Convertible Promissory Notes   . .              -                 -            (662,430)
  Payment of short-term borrowings  . . . . . . . .              -                 -            (220,245)
  Payment of long-term debt   . . . . . . . . . . .          (113,651)         (457,550)        (145,832)
  Proceeds from issuance of Common Stock    . . . .         6,333,745         5,776,625          220,005
  Proceeds from issuance of Preferred Stock   . . .              -                 -           2,807,348
                                                      ---------------    --------------   --------------
          Net cash provided by financing activities         6,220,094         5,319,075        2,119,091
                                                      ---------------    --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . .           109,363         3,837,613          413,898
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . .         4,368,605           530,992          117,094
                                                      ---------------    --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . .   $     4,477,968    $    4,368,605   $      530,992
                                                      ===============    ==============   ==============





   The accompanying notes are an integral part of these financial statements.

                            CONQUEST AIRLINES CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)

                                                                          Year ended May 31,
                                                              1994               1993             1992
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest  . . . .     $        45,007    $       83,276   $      835,764
                                                           =============     =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:

   Settlement of litigation with Beech:
      Extinguishment of long-term debt and
        accrued interest   . . . . . . . . . . . . .                                         $   32,151,382
      Return of property and equipment, at
         book value  . . . . . . . . . . . . . . . .                                            (23,981,487)
                                                                                              -------------
      Extraordinary gain   . . . . . . . . . . . . .                                         $    8,169,895
                                                                                              =============

   Retirement of Beech Note:
      Extinguishment of long-term debt   . . . . . .                        $      490,512
      Interest forgiven  . . . . . . . . . . . . . .                                68,000
      Aircraft rentals forgiven  . . . . . . . . . .                                29,456
      Return of property and equipment, at
        book value   . . . . . . . . . . . . . . . .                              (391,440)
                                                                             -------------
      Extraordinary gain   . . . . . . . . . . . . .                        $      196,528
                                                                             =============

   Equipment acquired during the period upon
     which debt was incurred:
      Equipment purchased  . . . . . . . . . . . . .                        $      763,028
      Equipment acquired through exchange  . . . . .                                (8,840)
      Debt incurred  . . . . . . . . . . . . . . . .                              (208,498)
                                                                             -------------
         Net cash  . . . . . . . . . . . . . . . . .                        $      545,690
                                                                             =============

Consulting services provided during the period upon
  which debt was incurred:
     Consulting services   . . . . . . . . . . . . . .                      $       62,333
     Debt incurred   . . . . . . . . . . . . . . . . .                             (62,333)
                                                                             -------------
        Net cash   . . . . . . . . . . . . . . . . . .                      $         -
                                                                             =============

Conversion of Series A Preferred Stock into Common
  Stock:
     Preferred stock   . . . . . . . . . . . . . . . .   $          (670)
     Common stock  . . . . . . . . . . . . . . . . . .                54
     Additional paid-in capital  . . . . . . . . . . .               616
                                                           -------------
        Net cash   . . . . . . . . . . . . . . . . . .   $          -
                                                           =============





   The accompanying notes are an integral part of these financial statements.

                            CONQUEST AIRLINES CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         THREE YEARS ENDED MAY 31, 1994



                                                    Common Stock        Preferred Stock
                                                 Shares      Amount    Shares       Amount
                                                 ------      ------    ------       ------
BALANCE AT MAY 31, 1991 . . . . . . . . . . .    4,102,982   $ 4,103        -           -
      Issuance of stock grants  . . . . . . .        -           -          -           -
      Issuance of stock warrants  . . . . . .        -           -          -           -
      Sale of preferred stock ( net of stock
        offering costs of $892,652)   . . . .        -           -      400,000      40,000
      Sale of Common Stock  . . . . . . . . .      146,670       147        -           -
      Conversion of preferred stock to common
        stock   . . . . . . . . . . . . . . .    2,958,960     2,958   (369,870)    (36,987)
      Conversion of promissory notes to
        Common Stock  . . . . . . . . . . . .      475,700       476        -           -
      Net income for the year   . . . . . . .        -             -        -           -
                                               -----------   -------   --------     -------
BALANCE AT MAY 31, 1992 . . . . . . . . . . .    7,684,312     7,684     30,130       3,013
      Conversion of preferred stock to common
        stock   . . . . . . . . . . . . . . .      127,340       127    (15,880)     (1,588)
      Issuance of stock grants  . . . . . . .        7,800         8        -           -
      Amortization of deferred compensation          -           -          -           -
      Sale of Common Stock (net of stock
        offering costs of $106,753)   . . . .      750,000       750        -           -
      Exercise of warrants  . . . . . . . . .      140,000       140        -           -
      Sale of Common Stock (net of stock
        offering costs of $1,061,623)   . . .    5,324,074     5,324        -           -
      Issuance of Common Stock to Bridge
        Lenders   . . . . . . . . . . . . . .      209,259       209        -           -
      Net loss for the year   . . . . . . . .        -           -          -
                                               -----------  --------   --------     -------
BALANCE AT MAY 31, 1993 . . . . . . . . . . .   14,242,785    14,242     14,250       1,425
      Conversion of preferred stock to common
        stock   . . . . . . . . . . . . . . .       53,600        54     (6,700)       (670)
      Exercise of preferred stock warrants  .       53,045        53        -           -
      Exercise of Class B Warrants (net of
        stock redemption expenses
        of $52,439)   . . . . . . . . . . . .    5,316,147     5,316        -           -
      Net loss for the year   . . . . . . . .        -           -          -           -
                                                ----------   -------   --------     -------
BALANCE AT MAY 31, 1994 . . . . . . . . . . .   19,665,577   $19,665      7,550     $   755
                                                ==========   =======   ========     =======

                                                             Additional
                                                Deferred      paid-in        Accumulated
                                              compensation    capital         deficit           Total
                                              ------------    -------         -------           -----
BALANCE AT MAY 31, 1991 . . . . . . . . . . .       -        $6,898,256    ($15,689,397)     ($8,787,038)
      Issuance of stock grants  . . . . . . .   (25,000)         39,750             -             14,750
      Issuance of stock warrants  . . . . . .       -            43,750             -             43,750
      Sale of preferred stock ( net of stock
        offering costs of $892,652)   . . . .       -         2,767,348             -          2,807,348
      Sale of Common Stock  . . . . . . . . .       -           219,858             -            220,005
      Conversion of preferred stock to common
        stock   . . . . . . . . . . . . . . .       -            34,029             -                -
      Conversion of promissory notes to
        Common Stock  . . . . . . . . . . . .       -            47,094             -             47,570
      Net income for the year   . . . . . . .       -               -         6,849,481        6,849,481
                                               --------      ----------    ------------      -----------
BALANCE AT MAY 31, 1992 . . . . . . . . . . .   (25,000)     10,050,085      (8,839,916)       1,195,866
      Conversion of preferred stock to common
        stock   . . . . . . . . . . . . . . .       -             1,461             -                -
      Issuance of stock grants  . . . . . . .       -             9,742             -              9,750
      Amortization of deferred compensation      25,000             -               -             25,000
      Sale of Common Stock (net of stock
        offering costs of $106,753)   . . . .       -         1,017,497             -          1,018,247
      Exercise of warrants  . . . . . . . . .       -            69,860             -             70,000
      Sale of Common Stock (net of stock
        offering costs of $1,061,623)   . . .       -         4,683,054             -          4,688,378
      Issuance of Common Stock to Bridge
        Lenders   . . . . . . . . . . . . . .       -              (209)            -                -
      Net loss for the year   . . . . . . . .       -               -        (1,159,750)      (1,159,750)
                                               --------      ----------    ------------      -----------
BALANCE AT MAY 31, 1993 . . . . . . . . . . .       -        15,831,490      (9,999,666)       5,847,491
      Conversion of preferred stock to common
        stock   . . . . . . . . . . . . . . .       -               616             -                -
      Exercise of preferred stock warrants  .       -            73,547             -             73,600
      Exercise of Class B Warrants (net of
        stock redemption expenses of $52,439)       -         6,254,829             -          6,260,145
      Net loss for the year   . . . . . . . .       -               -        (4,458,057)      (4,458,057)
                                               --------      ----------    ------------      -----------
BALANCE AT MAY 31, 1994 . . . . . . . . . . .       -       $22,160,482    ($14,457,723)      $7,723,179
                                               ========     ===========    ============      ===========





   The accompanying notes are an integral part of these financial statements.

                            CONQUEST AIRLINES CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 1994

1. DESCRIPTION OF BUSINESS AND PRESENTATION

Conquest Airlines Corp. ("CAC") is a regional airline providing regularly scheduled non-stop and connecting service to cities located primarily in Texas. Conquest Sun Airlines ("CSA)", a 93% owned subsidiary of Conquest, is a start-up jet service in Fort Lauderdale, Florida. It was formed on September 30, 1993 when Conquest acquired certain assets of Sun Express Group, Inc. ("Sun") including all rights to a Certificate of Public Convenience and Necessity issued by the U.S. Department of Transportation pursuant to Section 401 of the Federal Aviation Act of 1958, as amended, and the tradenames "Sun Express" and "Destination Sun Airways" for use in connection with an airline in the United States. In consideration of the contribution of such assets, Sun received a minority interest (7%) in CSA and cash. This acquisition of this start-up airline has been accounted for as a purchase; accordingly, CSA's results of operations have been consolidated with CAC's since the date of acquisition. Since CSA was a developmental stage enterprise at year-end, its results did not contribute to operations in fiscal 1994, but instead have been deferred as preoperating costs. See note 2 "Assets held for sale." Collectively, the two companies are referred to as the "Company" throughout these consolidated financial statements. CSA, subsequent to year-end, has completed requirements in order to operate jet airliners and has concurrently been sold to AirTran Corp. (see note 15).

Certain reclassifications have been made in prior years' financial statements to conform to the 1994 presentation. The Company has no significant concentration of credit risk by activity or region.

OPERATING LOSSES
The Company has incurred significant operating losses over the last seven years. As a result, in recent years, the Company has relied increasingly on operating lease arrangements and proceeds from public and private offerings of Common Stock to provide the funds necessary for its operations. In addition, the Company has no significant unencumbered assets which could be sold or pledged to raise additional cash other than the operations of CSA.

During fiscal 1994, the Company's management took steps intended to stem the significant operating losses including eliminating unprofitable routes to focus on more mature and profitable routes inside of Texas and imposing strict cost controls. The Company anticipates that the effects of the changes in the structure and operations of the Company will produce positive results in stabilizing operations and reducing or eliminating the need for additional external funding; however, the Company might require additional funding to support operations and capital expenditures over the next twelve months. Subsequent to year-end, the Company merged with Wico Holding Corp. and, correspondingly, management decided to sell the airline operations and focus on the manufacturing and distribution operations of Wico and its subsidiaries (see note 15).

HISTORICAL FINANCIAL PRESENTATION
For accounting purposes the merger with Wico will be treated as a reverse acquisition; this will result in the recapitalization of Wico with Wico being treated as the continuing entity. The historical financial statements located herein are those of the airline operations of the Company. In future Securities and Exchange Commission filings, the historical financial statements presented prior to June 20, 1994 will be those of Wico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION
Passenger revenue is recognized when the transportation is provided. Tickets sold but not yet used are reported as "Air traffic liability."

INVENTORIES
Inventories of flight equipment expendable parts, materials and supplies are valued at cost (first-in, first-out). These items are charged to expense as used.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost and depreciated on a straight-line basis for financial reporting purposes over estimated useful lives of 12 years for aircraft engines, flight equipment and rotable parts; 5-7 years for all other equipment; and 30 years for building and improvements. Leasehold improvements are amortized over the shorter of the life of the lease or the
life of the asset.   Accelerated cost recovery methods of depreciation are
applied for tax reporting purposes.

AIRCRAFT AND ENGINE MAINTENANCE
Routine maintenance and repairs are charged to operating expenses as incurred. Overhaul costs associated with leased aircraft are paid monthly to the lessor based on a contractual hourly-rate and are expensed accordingly. Overhaul costs associated with Company owned engines are capitalized and amortized to the date of the next scheduled event.

ASSETS HELD FOR SALE
On May 24, 1994, the Company entered into an agreement for the sale of CSA. This transaction was completed subsequent to year-end (see note 15). Accordingly, the assets of CSA have been classified on the Balance Sheet as "Assets held for sale." The related balance is comprised of the following: 1) $1,302,263 of preoperating costs associated with the integration of the 737 aircraft into the fleet; 2) $165,468 of property and equipment; 3) $162,863 of security deposits; and 4) $66,319 of other current assets.

DEVELOPMENTAL AND PRE-OPERATING COSTS
During fiscal 1992, the Company incurred approximately $465,000 in connection with the integration of new aircraft types, primarily flight crew training costs, which costs have been deferred and are being amortized over three years. Amortization expense relating to these costs approximated $156,000, $156,000 and $16,000 for the years ended May 31, 1994, 1993 and 1992, respectively. The costs of developing new or extended passenger routes and pre-operating costs, other than training incurred in connection with the introduction of new aircraft types, are charged to expense as incurred.

EARNINGS (LOSS) PER SHARE
Net loss per share for the years ended May 31, 1994 and 1993 was computed by dividing the net loss applicable to Common Stock by the weighted average common shares outstanding for the respective periods. Outstanding options and warrants were anti-dilutive and, as a result, were excluded from the computation.

Primary net income per share for the year ended May 31, 1992 was computed by dividing adjusted net income by the average number of common shares outstanding, increased by common equivalent shares determined using the average market price of common shares during the period under the modified treasury stock method. Adjusted net income is net income less preferred stock dividends plus: (a) the pro-forma reduction in interest expense, net of tax, on application of a portion of the assumed proceeds from the exercise of options and warrants, and (b) pro-forma interest income, net of tax, on application of the remaining assumed proceeds from the exercise of options and warrants toward investment in U.S. government securities as determined in accordance with the modified treasury stock method. The average common shares outstanding for fiscal 1992 included the effect of 1,823,889 common equivalent shares.

Fully diluted per-share amounts are similarly computed but include the effect, when dilutive, of the Company's other potentially dilutive securities. The Company's outstanding options and warrants are excluded from the fiscal 1994 and 1993 computations due to their anti-dilutive effect during those periods. During fiscal 1992, the average common shares outstanding plus common share equivalents were increased by the amount of common shares issuable upon the assumed conversion of the Company's Series A, 12% Cumulative Convertible Preferred Stock and its 10% Convertible Promissory Notes. Adjusted net income in fiscal 1992 was increased by dividends associated with the preferred stock and interest related to the convertible notes plus the interest adjustments as determined by the application of the modified treasury method described above.

Common shares outstanding increased to 19,665,579 at May 31, 1994, a 38% increase over the prior year, principally due to the conversion of substantially all of the Class B Warrants during the year. Had the conversions taken place at the beginning of the respective periods of conversion, the loss before extraordinary gain per share and net loss per share for the year ended May 31, 1994 would have been 29c. and 24c., respectively.

OPERATING LEASES
Certain operating leases of the Company specify scheduled rent increases over the lease term. Rental expense associated with these leases is recognized on a straight-line basis over the lease term.

INCOME TAXES
During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 modifies the Company's previous method of accounting for income taxes on an asset and liability approach (FAS 96).

The Company has not recognized (nor reported) any cumulative effect resulting from the change in method of accounting for income taxes since the Company did not have any existing deferred tax balances as of the date of adoption (June 1, 1993).

FREQUENT FLYER AWARDS
The Company considers the incremental cost of providing free travel awards earned under its Fast Pass frequent flyer program immaterial; accordingly, no provision has been made for such costs in the Consolidated Financial Statements.

3.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As has been previously disclosed in the amended May 31, 1992 Form 10-K, the Financial Statements as of and for the year ended May 31, 1992 have been restated. The restatements were principally related to IRS penalties and interest, certain unrecognized operating expenses relating to airline clearing house expenses and selling costs, the calculation of earnings per share, and warrant valuation. A summary of the impact of the restatement is shown below.


                                                                                  Reported            As
                                                                                 Previously        Restated
            ---------------------------------------------------------------------------------------------------
            Passenger revenues  . . . . . . . . . . . . . . . . . . . . . .    $8,397,748         $8,397,748
            Operating expenses  . . . . . . . . . . . . . . . . . . . . . .     8,738,585          8,929,997
            Other (income) expense  . . . . . . . . . . . . . . . . . . . .       678,032            788,165
            Loss before extraordinary gain  . . . . . . . . . . . . . . . .     1,018,869          1,320,414
            Extraordinary gain  . . . . . . . . . . . . . . . . . . . . . .     8,029,895          8,169,895
            Net income        . . . . . . . . . . . . . . . . . . . . . . .     7,011,026          6,849,481
            Per share of Common Stock
                    Primary:
                          Loss before extraordinary gain  . . . . . . . . .    $    (0.17)        $    (0.19)
                          Extraordinary gain  . . . . . . . . . . . . . . .          1.33               1.19
                                                                                ---------          ---------
                          Net income  . . . . . . . . . . . . . . . . . . .          1.16         $     1.00
                                                                                =========          =========

                    Fully diluted:
                          Loss before extraordinary gain  . . . . . . . . .    $    (0.12)        $    (0.14)
                          Extraordinary gain  . . . . . . . . . . . . . . .          0.95               0.88
                                                                                ---------          ---------
                          Net income  . . . . . . . . . . . . . . . . . . .    $     0.83         $     0.74
                                                                                =========          =========

4. SECURITY DEPOSITS AND OTHER ASSETS

                    May 31                                                             1994             1993
                    --------------------------------------------------------------------------------------------
                    Security deposits   . . . . . . . . . . . . . . . . . .       $    599,852      $  471,704
                    Other   . . . . . . . . . . . . . . . . . . . . . . . .             28,098          46,514
                                                                                     ---------       ---------
                                                                                  $    627,950      $  518,218
                                                                                      ========        ========


5. SETTLEMENT OF LAWSUITS

On August 29, 1991, the Company filed suit in the District Court of Hidalgo County, Texas against Beech Acceptance Corporation, Beech Aircraft Corporation, and their agents and affiliates (collectively, "Beech"). The suit sought to recover damages caused by the excessive operating costs and other deficiencies of the nine Beech 1900C airliners owned by the Company and purchased from and financed by Beech.

On October 25, 1991, the Company entered into an agreement with Beech whereby all existing litigation between the two parties was settled. Pursuant to the settlement, the Company returned its fleet of nine 1900C aircraft to Beech and was released from past indebtedness and accrued interest, aggregating $32,151,382 at the date of settlement, incurred in connection with the original purchase of these airliners. Beech also agreed to lease six of the airliners to the Company, on a temporary basis, while the Company secured replacement aircraft. The lease payments for all six aircraft amounted to approximately $315,000 in fiscal 1992. All aircraft have been returned to Beech. In turn, the Company agreed to: 1) return an aggregate amount of $50,000 in spare parts to Beech with the return of each of the first five aircraft, deliver at least $700,000 in spare parts or parts and cash, if necessary, to Beech at the conclusion of the lease, against which the Company issued a five-year note in the amount of $945,000 to Beech; 2) install two overhauled engines on the aircraft prior to return to Beech; and 3) fully repay an existing note to Beech for the Company's six seat Beech Baron.

In addition, the Company assigned its three operating leases with Markair Express, Inc. to Beech. The Company realized an extraordinary gain of $8,169,895 in fiscal 1992 as a result of the extinguishment of debt on favorable terms. The parties have terminated all litigation, exchanged general releases, and executed certain indemnification agreements.

In October 1991, the Company, prior to settling its lawsuit with Beech, named Pratt & Whitney and four other defendants in the suit.


During fiscal 1993, the Company, Pratt & Whitney and four other defendants entered into an agreement to conclude all litigation between the parties. In consideration of a $2,400,000 cash payment to the Company, the parties agreed to release, acquit and discharge each other from any and all claims, and entered into a covenant not to sue for damages or any other relief relating to these claims. The Company received net proceeds of $1,215,000 from the
settlements after payment of attorney fees.   The settlement of these lawsuits,
net of deferred litigation costs of $369,970, has been recognized as a gain from settlement of lawsuit in the accompanying Consolidated Statement of Operations for fiscal 1993.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of:

                    May 31,                                                            1994             1993
                    -------------------------------------------------------------------------------------------
                    Flight  equipment   . . . . . . . . . . . . . . . . . .       $  1,532,702     $    964,380
                    Land and building   . . . . . . . . . . . . . . . . . .            391,240          375,129
                    Furniture and office equipment  . . . . . . . . . . . .            142,234          134,792
                    Other equipment   . . . . . . . . . . . . . . . . . . .            971,195          790,017
                    Leasehold improvements    . . . . . . . . . . . . . . .            218,397           85,846
                                                                                   -----------      -----------
                                                                                     3,255,768        2,350,164
                                                                                   -----------      -----------

                    Less: Allowance for depreciation  . . . . . . . . . . .            950,934          653,227
                                                                                    ----------      -----------
                                                                                  $  2,304,834     $  1,696,937
                                                                                     =========      ===========

Depreciation expense totaled $297,707, $243,395 and $861,648 for the years ended May 31, 1994, 1993 and 1992, respectively.

7. ACCRUED EXPENSES

                    May 31,                                                            1994             1993
                    -------------------------------------------------------------------------------------------
                    Payroll and payroll taxes payable   . . . . . . . . . .       $     96,927     $    125,574
                    Accrued lease expense   . . . . . . . . . . . . . . . .            271,119          121,927
                    Accrued Sabre booking fees  . . . . . . . . . . . . . .            143,935          -
                    Accrued reserves  . . . . . . . . . . . . . . . . . . .            148,742           59,364
                    Other   . . . . . . . . . . . . . . . . . . . . . . . .            346,333          160,775
                                                                                   -----------        ---------
                                                                                  $  1,007,056     $    467,640
                                                                                    ==========         ========

8. SHORT-TERM DEBT

In March 1993, in connection with the sale of Units, the Company sold $452,000 principal amount of 8% promissory notes to be repaid from the proceeds of the offering. The note agreement also provided for the Bridge Lenders to receive shares of Common Stock equal to 50% of the principal amount of the notes divided by the offering price of the proposed Unit Offering. The notes were retired with the completion of the Unit Offering in April 1993. Correspondingly, 209,259 shares of Common Stock were issued to the Bridge Lenders. The estimated fair market value of these shares at the date of issuance has been treated as a reduction of equity. See note 12.

9. LONG-TERM DEBT

May 31,                                                                               1994             1993
---------------------------------------------------------------------------------------------------------------
Real Estate Lien Note; interest at 10%; payable
  monthly; matures December 1999; secured
  by  corporate headquarters  . . . . . . . . . . . . . . . . . . . . . . .       $  170,445     $    192,168

Installment promissory note; interest at 12%;
  payable monthly; matures February 1996;
  secured by aircraft engine  . . . . . . . . . . . . . . . . . . . . . . .          127,034          180,854

Commercial installment notes; interest from 0% to
  11.5%; payable monthly; maturing from March
  1995 to February 1996; secured by transportation
  equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           57,307           95,415
                                                                                   ----------      -----------
                                                                                     354,786          468,437
Less:  Current maturities . . . . . . . . . . . . . . . . . . . . . . . . .         (138,824)        (144,982)
                                                                                    --------        ---------
Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  215,962     $    323,455
                                                                                    ========        =========

The Company has no available credit lines or borrowing facilities. The aforementioned loan agreements are not subject to any restrictive loan covenants.

Long-term debt principal payments due in the next five years are as follows:

                    May 31,
                    --------------------------------------------------------------------------
                    1995  . . . . . . . . . . . . . . . . . . . . . . . . .        $  138,824
                    1996  . . . . . . . . . . . . . . . . . . . . . . . .              96,026
                    1997  . . . . . . . . . . . . . . . . . . . . . . . . .            29,287
                    1998  . . . . . . . . . . . . . . . . . . . . . . . . .            32,354
                    1999  . . . . . . . . . . . . . . . . . . . . . . . . .            35,742
                    Thereafter  . . . . . . . . . . . . . . . . . . . . . .            22,553
                                                                                     --------
                                                                                   $  354,786
                                                                                     ========

10. INCOME TAXES

The following is a reconciliation between the statutory rate for federal income tax purposes and the total provision for taxes on income from continuing operations.

                    May 31,                                        1994               1993             1992
                    -------------------------------------------------------------------------------------------
                     Statutory federal income tax benefit   .  $   1,549,739     $    461,135     $     448,940
                     Increase (decrease) in tax benefit:
                        Tax penalties . . . . . . . . . . . .         (1,336)            -              (72,186)
                     Benefit not utilized   . . . . . . . . .     (1,548,403)        (461,135)         (376,754)
                                                                  -----------      ----------         ---------
                                                               $           0     $          0     $           0
                                                               ==============    ============       ===========


Deferred tax assets (liabilities) are comprised of the following at May 31:

                     May 31,                                          1994
                     --------------------------------------------------------
                     Loss carryforwards   . . . . . . . . . .   $   4,544,387
                     Average rent adjustments   . . . . . . .          88,709
                     Insurance reserve and other  . . . . . .          17,003
                                                                 ------------
                        Deferred tax assets . . . . . . . . .       4,650,099
                     Valuation allowance  . . . . . . . . . .      (4,427,585)
                                                                  -----------
                          Net deferred tax assets . . . . . .         222,514
                                                                 ------------

                     Depreciation   . . . . . . . . . . . . .         174,928
                     Developmental & preoperating costs   . .          47,586
                                                                 ------------
                          Deferred tax liabilities  . . . . .         222,514
                                                                 ------------
                              Net deferred taxes  . . . . . .   $           0
                                                                 ============

The Company believes the valuation allowance is appropriate given the Company's history of losses, and due to limitations in the utilization of the loss carryforwards as a result of ownership changes.

At May 31, 1994, the Company has approximately $13,400,000 in tax net operating loss carryforwards. These carryforwards will expire in years 2006 to 2009. As a result of certain substantial changes in the Company's ownership, the utilization of net operating loss carryforwards of $7,200,000 incurred prior to May 1992 are subject to an annual limitation of approximately $471,000 and net operating loss carryforwards generated between May 1992 and October 1993 of approximately $2,600,000 are subject to an annual limitation of approximation $1,929,000. Net operating loss carryforwards of approximately $3,500,000 incurred subsequent to October 1993 are currently not subject to an annual limitation and may be utilized in future years subject to further limitations
if substantial additional changes in ownership occur.   As of May 31, 1994, net
operating loss carryforwards of approximately $5,100,000 are available for immediate utilization. Subsequent to year-end, another ownership change occurred as a result of the merger with Wico (see note 15).

11. LEASE COMMITMENTS

The Company leases hangar space, terminal facilities, certain office equipment and airliners under operating leases expiring at various dates through 1998. Aggregate rental expense for the years ended May 31, 1994, 1993 and 1992 was $3,525,683, $1,456,750 and $927,337, respectively. Sub-lease income for the year ended May 31, 1992 was $512,000.

During fiscal 1994, the Company entered into operating lease agreements for 5 additional Metro III airliners. The lease terms run from 48 to 60 months with monthly lease payments ranging from $15,000 to $21,500 per aircraft. Four leases provide for scheduled rent increases during the first two months of the term. Generally, these leases are on a long-term basis whereby the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Future minimum lease payments for non-cancelable operating leases having initial or remaining terms in excess of one year:

                    May  31,
                    --------------------------------------------------------------------------
                    1995                                                            $3,355,783
                    1996                                                             2,940,772
                    1997                                                             2,241,400
                    1998                                                             1,176,500
                    1999                                                              -
                    Thereafter                                                        -

The Company has established letters of credit totaling $401,200 to assure performance of certain contracts. These letters of credit are fully backed by certificates of deposit which are reported as security deposits in the accompanying May 31, 1994 Consolidated Balance Sheet.

The Company is not a party to any legal proceedings at this time and is not aware of any pending litigation other than the action described in note 15.

12. STOCKHOLDERS' EQUITY

PUBLIC OFFERINGS
a) In May 1993, the Company completed the sale of 5,324,074 Units at a $1.08 per Unit. Each Unit consisted of one share of Common Stock and one Class B Warrant. The Company realized $4,688,378 in proceeds after payment of commissions and offering costs inclusive of the fair market value of the Common Stock issued to the Bridge Lenders (see note 8). The Class B Warrants entitled the holder to purchase one share of Common Stock for $1.188 subject to adjustment in certain circumstances.

The Company redeemed the Class B Warrants at a price of 5c. per Warrant effective the close of business on October 19, 1993. Substantially all of the Class B Warrants were exercised at a price of $1.188 resulting in the issuance of 5,316,147 shares of Common Stock and net proceeds to the Company of $6,260,145.

b) In August 1991, the Company sold 400,000 shares of its Series A 12% Cumulative Convertible Redeemable Preferred Stock at a price of $9.25 per share. The Company realized proceeds of $2,807,348 after commissions and offering costs. Dividends are payable semiannually in cash or in additional shares of Series A Preferred Stock at the Company's discretion, when, and if declared by the Board of Directors. The holders of Series A Preferred Stock are entitled to one vote per share voting together with holders of Common Stock as one class. Each share of Series A Preferred Stock is redeemable by the Company, at its option, for $9.25 per share plus accumulated dividends, upon not less than 30 days nor more than 60 days written notice commencing one year from the effective date of the Offering, provided the closing bid price of the Company's Common Stock is at least $3.00 for 30 consecutive business days ending within 15 days of the notice of redemption. Each share of Series A Preferred Stock is convertible into eight shares of Common Stock, subject to adjustment under certain circumstances.

As of May 31, 1994, a total of 392,450 shares of Preferred Stock have been converted into 3,139,600 shares of Common Stock. The total dividend arrearage is $23,420 as of May 31, 1994 or $3.10 per share of the remaining issued and outstanding shares of Preferred Stock. A total of 60,400 shares of Common Stock have been reserved for issuance upon conversion of the remaining Preferred Stock.

PRIVATE PLACEMENTS
In October 1992, the Company completed a private placement, as amended, of 750,000 shares of unregistered Common Stock for $1.50 per share. The Company realized proceeds of $1,018,247 after offering costs.

WARRANTS
The Company has 2,900,109 warrants outstanding issued in conjunction with public offerings of securities and as compensation to certain consultants and others. These warrants have exercise prices and expiration dates ranging from
$1.40 to $10.80 and November 18, 1994 to April 23, 1998, respectively.   At May
31, 1994, there are 3,794,769 shares of Common Stock reserved for issuance upon exercise of these warrants.

13. STOCK OPTION PLANS

The Company has stock option plans for key employees, directors and officers, consultants, advisors, and independent representatives of the Company or of any subsidiary. The plans serve to attract and retain the best available talent and encourage the highest level of performance by providing long-term incentives and rewards. The plans provide for four types of awards: stock options, incentive stock rights, stock appreciation rights, and restricted stock purchase agreements. Options are granted by the board of directors who may, at the time of grant, designate them as incentive stock options ("ISO's") with the attendant tax benefits under the Internal Revenue Code. The purchase price of the stock underlying the options is established by the board of directors, but in no event may it be less than the fair market value of a share of the Common Stock at the date of grant for ISO's or 75% of the fair market value for other options. The term of each option is also set by the board of directors, but in no event may it exceed ten years from the date of grant. In addition, the plans contain restrictions for participants owning 10% or more of the outstanding Common Stock.

A summary of stock option transactions follows:

                                                                      Stock         Appreciation          Option
                                                                     Options           Rights              Price
                    ----------------------------------------------------------------------------------------------------
                    Balance, May 31, 1991   . . . . . . .           910,000          570,000
                       Granted  . . . . . . . . . . . . .           118,000            -               $ .875 - $1.25
                       Cancelled  . . . . . . . . . . . .          (200,000)        (570,000)          $1.44
                                                                  ---------        ---------
                    Balance, May 31, 1992   . . . . . . .           828,000            -
                       Granted  . . . . . . . . . . . . .           485,000            -               $1.08  - $4.625
                       Cancelled  . . . . . . . . . . . .          (110,000)           -               $1.44  - $4.625
                                                                  ---------        ---------
                    Balance, May 31, 1993   . . . . . . .         1,203,000            -
                       Granted  . . . . . . . . . . . . .           615,000            -               $1.50 - $3.75
                       Cancelled  . . . . . . . . . . . .           (80,000)           -               $1.75
                                                                 ----------        ---------
                    Balance, May 31, 1994   . . . . . . .         1,738,000            -
                                                                 ==========        =========

The 1,738,000 operations outstanding at May 31, 1994 are exercisable at prices ranging from $.875 to $3.75. All options granted under the aforementioned plans were done so at the fair market value of the Common Stock at the date of grant. At May 31, 1994, 1,982,000 shares are available for future grant under the stock option plans.

14. INSURANCE PROCEEDS

In August 1993, the Company's former Executive Vice President passed away. The Company was the beneficiary of a $1,000,000 key-man life insurance policy held on this former officer. Previously issued financial statements reflected the proceeds as an extraordinary item. The May 31, 1994 statement of operations has been restated to reflect the proceeds as other income thereby decreasing the loss before extraordinary gain from $.31 per share to $.25 per share. This restatement had no impact on net income or stockholders' equity.

15. SUBSEQUENT EVENTS

SALE OF SUBSIDIARY
On June 16, 1994, the Company completed the sale of its 93% owned subsidiary, CSA, to AirTran Corporation ("AirTran") for an agreed-upon purchase price of $2,500,000. Simultaneous with the closing of the sale, the Company purchased the remaining 7% of the shares from an unaffiliated stockholder for Common Stock of the Company valued at $165,000 and a cash payment of $10,000.

CSA was a developmental stage company as of the date of sale therefore did not contribute to operations in fiscal 1994. The Company's net book value at the date of sale, inclusive of the purchase of the remaining 7% minority, interest, approximated $2,100,000.

MERGER WITH WICO HOLDING CORP.
Conquest Airlines Corp., a Delaware corporation, was, until June 20, 1994, primarily engaged in the business of operating a regional airline providing regularly scheduled turbo-prop service to cities within the State of Texas. On June 20, 1994, CAC Acquisition, Inc. ("CAC"), a Delaware corporation and newly formed wholly owned subsidiary of Conquest Airlines Corp. ("Conquest") merged with Wico Holding Corp. ("Wico"), a privately-held Delaware corporation, pursuant to a Restated Agreement and Plan of Merger dated June 8, 1994. Upon consummation of the merger, Wico became a wholly owned subsidiary of Conquest and the separate existence of CAC ceased. In addition, simultaneous with the merger, Wico Gaming Supply Corp. ("Wico Gaming"), a wholly-owned subsidiary of Wico, acquired certain assets, liabilities and divisions of Langworthy Casino Supply, Inc. ("Langworthy"). The operations of Conquest and Wico are collectively referred to as the "Company" hereafter.

Wico, through its wholly-owned operating subsidiaries, is a leading distributor of replacement parts, accessories, and supplies to game operators and distributors of coin-operated amusement/arcade games, billiard tables, vending machines, such as food, soft drink and snack machines, and gaming machines. Wico also supplies parts and accessories to original equipment manufacturers of arcade games. Additionally, Wico is a leading U.S. manufacturer and distributor of consumer joysticks, which are entertainment computer control devices, and related accessories, that it sells directly to retailers and distributors located principally in the United States. Langworthy is a 56 year old manufacturer and distributor of casino supplies located in Las Vegas, Nevada. The assets being acquired are Langworthy's layout business, dice manufacturing, furniture business, including custom built casino tables and other furniture items and accessories, playing chips, and playing cards businesses. The purchase price for the Langworthy acquisition is $1,750,000 and the assumption of liabilities to trade creditors.

Concurrent with the merger, the stockholders of Wico exchanged their Wico securities for Conquest securities and became the controlling stockholders of the Company. The basis of the control is that the former stockholders of Wico now own approximately 80% of the issued and outstanding capital stock of Conquest. More specifically, upon consummation of the merger, the following exchange of Wico securities for Conquest securities occurred: (i) the holders of Wico Common Stock acquired record ownership of 21,280,707 shares of Conquest Common Stock and 3,185,750 shares of a new series of Conquest Preferred Stock ("Series C Preferred Stock") in exchange for 2,944,000 shares of Wico Common Stock; (ii) certain holders of Wico Preferred Stock acquired record ownership of 1,800,000 shares of another new series of Conquest Preferred Stock ("Series B Preferred Stock") and the right to receive on the date that Conquest files a Certificate of Amendment with the Secretary of State of the State of Delaware to effect certain amendments, hereafter referred to as the "Adjustment Date," an additional 1,000,000 shares of Series B Preferred Stock in exchange for 2,800,000 shares of Wico 10% Series AA Convertible Preferred Stock ("Wico AA Preferred Stock") and Wico 10% Series A Convertible Preferred Stock; and (iii) certain other holders of Wico AA Preferred Stock acquired record ownership of 3,130,434 shares of Conquest Common Stock in exchange for 1,200,000 shares of Wico AA Preferred Stock. On the Adjustment Date, each share of Series C Preferred Stock shall automatically be converted into roughly 14.99 shares of Conquest Common Stock and each share of Series B Preferred Stock, upon the election of the holders of the requisite percentage of Series B Preferred Stock, may be converted into 3.68 shares of Conquest Common Stock. In addition, on the Adjustment Date, all of the options to purchase Wico Common Stock granted under Wico's 1993 Stock Option Plan will be converted into options to acquire 5,360,000 shares of Conquest Common Stock.

Conquest also agreed to issue a warrant to each Conquest stockholder of record on the close of business on June 20, 1994 (not including any persons or entities receiving shares or rights to shares of Conquest Common Stock in connection with the merger), exercisable until June 20, 1999, at a price of $1.1875 per share (the "Class B Warrants"). In addition, Conquest issued two warrants to purchase 4,000,000 (the "Bank Warrant") and 2,000,000 shares (the "Blue Diamond Warrant") of Conquest Common Stock, respectively. The Class B Warrants, the Bank Warrant and the Blue Diamond Warrant, which were both issued for nominal consideration, are all subject to certain registration and anti-dilution rights.

Immediately after the merger, Conquest's authorized capital stock consisted of 50,000,000 shares of which 44,135,232 shares were outstanding and 5,000,000 shares of Preferred Stock, of which 4,985,750 shares were outstanding. Accordingly, in order to issue the securities on the "Adjustment Date" as described above, it was necessary for Conquest to increase the authorized shares of Conquest Common Stock. In addition, Conquest must reserve an adequate number of its authorized shares of Common Stock to satisfy its obligations to issue Common Stock upon the conversion of its Series B Preferred Stock, the exercise of the Bank Warrant, the Blue Diamond Warrant, the Class B Warrants and options issuable under Conquest's 1994 stock option plan (the "1994 Stock Option Plan"). Giving effect to the issuance of the Series B Preferred Stock and upon the conversion of all outstanding Series C Preferred Stock into Common Stock on the Adjustment Date, but not the exercise of any options or warrants, or Conquest Series A Preferred Stock, Conquest's outstanding capital stock after the Adjustment Date will consist of 91,586,761 shares of Common Stock, 7,550 shares of Series A Preferred Stock and 2,800,000 Series B Preferred Stock.

In July 1994, the Company filed an Information Statement with the Securities and Exchange Commission pursuant to Section 14(c) of the Securities Exchange Act of 1934 (the "Information Statement"), relating to certain actions by the Company's Board of Directors and the holders of more than a majority of its outstanding voting stock which occurred in June and July 1994 as a result of the merger. Such actions included the approval of the Board and such stockholders to amendments to the Company's Certificate of Incorporation to (i) change the name of the Company to Conquest Industries, Inc.; (ii) increase the Company's authorized number of shares of Common Stock from 50,000,000 to 250,000,000; and (iii) increase the Company's authorized number of shares of its Preferred Stock from 5,000,000 to 10,000,000 (collectively the "Amendments"). Such Amendments are also required to enable the Company to issue shares of Common Stock upon conversion of the aforementioned securities.

On August 10, 1994, the Board of Directors of the Company decided to change the Company's fiscal year-end from May 31 to September 30 in order to coincide with that of Wico. In addition, on August 17, 1994, the Board of Directors of the Company voted to sell the airline operating unit within the next twelve months. The Company plans to continue operating the airline until the sale is consummated. Any difference in anticipated proceeds from the sale of the airline from that contemplated at the date of acquisition will be treated as an adjustment of purchase price. The sale of the airline operation could severely limit the utilization of Conquest's net operating loss carryforwards in future years to offset taxable income of the Company.

UNAUDITED PRO FORMA DATA
For accounting purposes the merger with Wico has been treated as a reverse acquisition; this will result in the recapitalization of Wico with Wico treated as the continuing entity. Hereafter, the historical financial statements of the registrant will be those of Wico. The acquisition of Langworthy has been treated as a purchase. Assets received in the transactions (inclusive of Conquest and Langworthy) will be valued at their fair values at the date of acquisition.

The following table summarizes selected pro forma combined results of operations of Wico and Langworthy as though the acquisition had been consummated at the beginning of each respective period and assuming the fiscal year is September 30. It gives effect to adjustments for the amortization of the excess of cost over fair value of net assets acquired at the effective date of acquisition, reductions in Wico long-term debt and interest expense, income taxes and the issuance of Common Stock. The results of operations for the airline unit have been excluded, although normal flight operations are continuing, due to the decision to sell the related assets. The pro forma information is not necessarily indicative of the results of operations which would have been attained had the acquisitions been consummated at either of the foregoing dates or which may be attained in the future.

                                                                     For the nine months
                                                                      ended June 30, (1)
                                                                ------------------------------
                                                                      1994           1993
                    --------------------------------------------------------------------------
                     Revenues, net  . . . . . . . . . . . . .     $ 33,992,035    $32,802,979

                     Operating income   . . . . . . . . . . .        3,017,964      3,077,916

                     Net income   . . . . . . . . . . . . . .          918,000        702,000

                     Net income per share   . . . . . . . . .     $       0.01    $      0.01

                     (1)  Corresponds with the Company's new fiscal year.

The airline operation incurred losses before extraordinary gain of $3,858,000 and $1,222,000 and net losses of $3,858,000 and $1,026,000 for the nine months ended June 30, 1994 and 1993, respectively. Therefore, the inclusion of the airline operation in the aforementioned pro forma data would substantially worsen the results.

LEGAL ACTION AGAINST LESSOR
Conquest has been in a disagreement with PLM International, Inc. ("PLM") since April 1994 over matters involving PLM's failure to reimburse Conquest for a scheduled engine overhaul as set forth in its lease agreements for three (3) aircraft being all of the aircraft currently under lease from PLM and Conquest's desire to sublease same aircraft. Accordingly, Conquest has been withholding lease and reserve payments pending resolution of the disagreement. On August 26, 1994, PLM notified Conquest that it was in default of the respective leases for failure to make payment of rent within five business days after the same became due. PLM has ordered the immediate return of the aircraft and the payment of $104,000 in back rental payments and $1,022,500 in unpaid basic rent which would have otherwise become due through the expiration date of each lease.

On August 30, 1994, Conquest filed suit against PLM in the District Court of Hidalgo County, Texas claiming that PLM breached the lease agreements, tortiously interfered with Conquest's prospective sublease, violated the Texas Deceptive Trade Practices Act ("DTPA"), breached warranties, and committed fraud and negligent misrepresentation. Conquest is seeking a declaratory judgment that it owes nothing to PLM and an award of actual damages from PLM, plus additional damages under the DTPA and punitive damages, reasonable and necessary attorneys' fees and costs of court, interest before and after judgment on all sums as allowed by law, and such other and further relief to which Conquest may justly show itself entitled.

Conquest is unable, at this time, to predict the eventual outcome of this matter; however, Conquest does not anticipate any disruption of its schedule air service. Conquest has properly accrued rental payments relating to the fiscal 1994 financial statements. However, no further accruals related to the issue have been recorded in the financial statements since the liability for unpaid basic rent, if any, is not determinable at this time.

                            CONQUEST AIRLINES CORP.

                      SCHEDULE V - PROPERTY AND EQUIPMENT
                    YEARS ENDED MAY 31, 1994, 1993 AND 1992




                                                  Balance at                                                          Balance
                                                  Beginning        Additions                                          at End
      Classification                              of Period         at cost       Retirements         Other          of Period
-------------------------------                 --------------   -------------   --------------   -------------   --------------
FOR THE YEAR ENDED MAY 31, 1994

Flight equipment                                $      964,380   $     568,322   $                $               $    1,532,702
Land and buildings                                     375,129          16,111                                           391,240
Furniture and office equipment                         134,792           7,442                                           142,234
Other equipment                                        790,017         181,178                                           971,195
Leasehold improvements                                  85,846         132,551                                           218,397
                                                --------------   -------------   --------------   -------------   --------------
Total                                           $    2,350,164   $     905,604   $            0   $           0   $    3,255,768
                                                ==============   =============   ==============   =============   ==============

FOR THE YEAR ENDED MAY 31, 1993

Flight equipment                                $      404,016   $     560,364   $                $               $      964,380
Land and buildings                                     369,857           5,272                                           375,129
Furniture and office equipment                         131,941           2,851                                           134,792
Other equipment                                        647,124         182,639          (39,746)                         790,017
Leasehold improvements                                  73,944          11,902                                            85,846
                                                --------------   -------------   --------------   -------------   --------------
Total                                           $    1,626,882   $     763,028   $      (39,746)  $           0   $    2,350,164
                                                ==============   =============   ==============   =============   ==============

FOR THE YEAR ENDED MAY 31, 1992

Flight equipment                                $   28,045,861   $     557,512   $                $ (28,199,357)  $      404,016
Land and buildings                                     365,944           3,913                                           369,857
Furniture and office equipment                         127,501           4,440                                           131,941
Other equipment                                        604,768          57,356                          (15,000)         647,124
Leasehold improvements                                  57,468          16,476                                            73,944
                                                --------------   -------------   --------------   -------------   --------------
Total                                           $   29,201,542   $     639,697   $            0   $ (28,214,357)  $    1,626,882
                                                ==============   =============   ==============   =============   ==============

                            CONQUEST AIRLINES CORP.

                    SCHEDULE VI - ALLOWANCE FOR DEPRECIATION
                    YEARS ENDED MAY 31, 1994, 1993 AND 1992




                                                   Balance at                                                         Balance
                                                   Beginning        Additions                                         at End
      Classification                               of Period         at cost       Retirements        Other          of Period
-------------------------------                 --------------   -------------   --------------   -------------   --------------
FOR THE YEAR ENDED MAY 31, 1994

Flight equipment                                $      105,575   $     121,357   $                $               $      226,932
Land and buildings                                      32,919          10,712                                            43,631
Furniture and office equipment                          73,666          15,848                                            89,514
Other equipment                                        370,491         132,125                                           502,616
Leasehold improvements                                  70,576          17,665                                            88,241
                                                --------------   -------------   --------------   -------------   --------------
Total                                           $      653,227   $     297,707   $            0   $           0   $      950,934
                                                ==============   =============   ==============   =============   ==============

FOR THE YEAR ENDED MAY 31, 1993

Flight equipment                                $       33,499   $      72,076   $                $               $      105,575
Land and buildings                                      23,182           9,737                                            32,919
Furniture and office equipment                          54,654          19,012                                            73,666
Other equipment                                        268,907         117,496          (15,912)                         370,491
Leasehold improvements                                  45,502          25,074                                            70,576
                                                --------------   -------------   --------------   -------------   --------------
Total                                           $      425,744   $     243,395   $      (15,912)  $           0   $      653,227
                                                ==============   =============   ==============   =============   ==============

FOR THE YEAR ENDED MAY 31, 1992

Flight equipment                                $    4,064,349   $     707,041   $                $  (4,737,891)  $       33,499
Land and buildings                                      13,335           9,847                                            23,182
Furniture and office equipment                          36,130          18,524                                            54,654
Other equipment                                        166,605         104,802                           (2,500)         268,907
Leasehold improvements                                  24,068          21,434                                            45,502
                                                --------------   -------------   --------------   -------------   --------------
Total                                           $    4,304,487   $     861,648   $            0   $  (4,740,391)  $      425,744
                                                ==============   =============   ==============   =============   ==============

                            CONQUEST AIRLINES CORP.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION




                                                                                 Year ended May 31,
                                                                 ----------------------------------------------
                                                                      1994            1993             1992
                                                                 -------------   --------------   -------------
Advertising   . . . . . . . . . . . . . . . . .                  $     413,764   $      257,173   $     119,546
Property taxes  . . . . . . . . . . . . . . . .                  $      92,642   $      105,278   $     200,428

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CONQUEST AIRLINES CORP.

                                            By  /s/ STEPHEN R. FELDMAN
                                            --------------------------
                                            Chairman of the Board



Dated:   November 3, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                          Capacity
         ---------                                          --------
/s/ STEPHEN R. FELDMAN                      Chairman of the Board of Directors
------------------------
Stephen R. Feldman


/s/ VICTOR M. RIVAS                         Director
------------------------
Victor M. Rivas


/s/ BENTLEY J. BLUM                         Director
------------------------
Bentley J. Blum


/s/ JERRY KARLIK                            Chief Financial Officer
------------------------                    (Principal Financial and Accounting Officer)
Jerry Karlik


/s/ STEFFAN MAGNELL                         Chief Executive Officer
------------------------
Steffan Magnell