Form 10-K405/A
period 1994-05-31
CONQUEST INDUSTRIES INC
filed 1995-11-09
CIK 810328

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-K/A-2

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

                            CONQUEST AIRLINES CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                            Year ended May 31,
                                                                                 1994             1993             1992
--------------------------------------------------------------------------------------------------------------------------
                                                                              (Restated)
PASSENGER REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . .    $   12,867,187   $     9,527,945    $   8,397,748

OPERATING EXPENSES:
  Flight operations   . . . . . . . . . . . . . . . . . . . . . . . .         6,766,231         4,061,237        2,840,527
  Maintenance   . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,101,523         2,517,783        1,482,896
  Aircraft and traffic services   . . . . . . . . . . . . . . . . . .         3,050,542         1,590,031        1,355,957
  Promotion and sales   . . . . . . . . . . . . . . . . . . . . . . .         2,529,584         1,621,544        1,381,519
  General and administrative  . . . . . . . . . . . . . . . . . . . .         1,456,618         1,433,239          988,001
  Depreciation and amortization   . . . . . . . . . . . . . . . . . .           453,413           424,096          881,097
                                                                           -------------     -------------    -------------
               Total operating expenses . . . . . . . . . . . . . .          18,357,911        11,647,930        8,929,997
                                                                           -------------     -------------    -------------

               Operating loss . . . . . . . . . . . . . . . . . . .          (5,490,724)       (2,119,985)        (532,249)

OTHER EXPENSES (INCOME):
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . .              43,198           108,590        1,267,521
  Interest income   . . . . . . . . . . . . . . . . . . . . . . . .             (79,795)          (40,184)         (58,091)
  Lease income  . . . . . . . . . . . . . . . . . . . . . . . . . .                -                 -            (512,000)
  Other expense   . . . . . . . . . . . . . . . . . . . . . . . . .               3,930            13,148           90,735
  Gain from settlement of lawsuit   . . . . . . . . . . . . . . . .                -             (845,261)            -
  Life insurance proceeds . . . . . . . . . . . . . . . . . . . . .           1,000,000
                                                                           -------------     -------------    -------------
               Total other expenses . . . . . . . . . . . . . . . .          (1,032,677)         (763,707)         788,165
                                                                           -------------     -------------    --------------

LOSS BEFORE EXTRAORDINARY GAIN  . . . . . . . . . . . . . . . . . .          (4,458,057)       (1,356,278)      (1,320,414)
EXTRAORDINARY GAIN - EXTINGUISHMENT OF DEBT   . . . . . . . . . . .                -              196,528        8,169,895
                                                                           -------------     -------------    -------------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . .      $   (4,458,057)  $    (1,159,750)   $   6,849,481
                                                                           =============     =============    =============
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK  . . . . . . . . . . .      $   (4,466,438)  $    (1,175,567)   $   6,821,062
                                                                           =============     =============    =============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Primary:
  Weighted average number of shares outstanding   . . . . . . . . .          17,612,446         8,811,810        6,876,535
                                                                           =============     =============    =============
  Loss before extraordinary gain  . . . . . . . . . . . . . . . . .      $        (0.25)  $         (0.15)   $       (0.19)
  Extraordinary gain - extinguishment of debt   . . . . . . . . . .                -                 0.02             1.19
                                                                           -------------     -------------    -------------
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . .      $        (0.25)  $         (0.13)   $        1.00
                                                                           =============     =============    =============

Fully diluted:
  Weighted average number of shares outstanding   . . . . . . . . .          17,612,446         8,811,810        9,332,084
                                                                           =============     =============    =============
  Loss before extraordinary gain  . . . . . . . . . . . . . . . . .      $        (0.25)  $         (0.15)   $       (0.14)
Extraordinary gain - extinguishment of debt   . . . . . . . . . . .                -                 0.02             0.88
                                                                           -------------     -------------    -------------
  Net income (loss)   . . . . . . . . . . . . . . . . . . . . . . .      $        (0.25)  $         (0.13)   $        0.74
                                                                           =============     =============    =============





   The accompanying notes are an integral part of these financial statements.

                           CONQUEST AIRLINES CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Year ended May 31,
                                                              1994             1993             1992
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)   . . . . . . . . . . . . . . .   $    (4,458,057)   $   (1,159,750)  $    6,849,481
  Adjustments to reconcile net income (loss) to
    cash used by operating activities:
     Depreciation and amortization  . . . . . . . .           453,413           424,096          881,097
     Engine overhaul reserves   . . . . . . . . . .              -                 -             155,721
     Life insurance proceeds  . . . . . . . . . . .        (1,000,000)         (196,528)      (8,169,895)
     Noncash charges from stock grants
       and warrants   . . . . . . . . . . . . . . .              -                9,750           58,500
     Changes in certain assets and liabilities:
        Accounts receivable . . . . . . . . . . . .            43,254          (115,288)         (13,847)
        Inventories . . . . . . . . . . . . . . . .          (142,118)           (8,311)         205,529
        Prepaid expenses and other current assets .           (67,545)           34,678         (101,097)
        Deferred litigation costs . . . . . . . . .              -              331,975         (331,975)
        Other assets  . . . . . . . . . . . . . . .            18,416            65,825           63,830
        Accounts payable  . . . . . . . . . . . . .           (27,866)          (39,968)         (58,287)
        Accrued expenses  . . . . . . . . . . . . .           539,416          (318,099)         267,694
        Air traffic liability . . . . . . . . . . .           242,148             3,208          (27,986)
        Other . . . . . . . . . . . . . . . . . . .             3,763              -                -
                                                      ---------------    --------------   --------------
          Net cash used by operating activities . .        (4,395,176)         (968,412)        (221,235)
                                                      ---------------    --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . .          (905,604)         (545,690)        (639,697)
  Proceeds from sale of assets  . . . . . . . . . .              -              188,143          106,500
  Increase in unamortized engine overhaul costs   .              -                 -            (468,333)
  Proceeds from key-man policy  . . . . . . . . . .         1,000,000              -                -
  (Increase) decrease in security deposits  . . . .          (128,148)         (144,088)           1,386
  Increase in developmental and preoperating costs               -                 -            (467,119)
  Increase in assets held for sale  . . . . . . . .        (1,696,913)             -                -
  (Increase) decrease in due from officer   . . . .            15,110           (11,415)         (16,695)
                                                      ---------------    --------------   --------------
          Net cash used by investing activities . .        (1,715,555)         (513,050)      (1,483,958)
                                                      ---------------    --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings   . . . . . .              -                 -             120,245
  Payment of 10% Convertible Promissory Notes   . .              -                 -            (662,430)
  Payment of short-term borrowings  . . . . . . . .              -                 -            (220,245)
  Payment of long-term debt   . . . . . . . . . . .          (113,651)         (457,550)        (145,832)
  Proceeds from issuance of Common Stock    . . . .         6,333,745         5,776,625          220,005
  Proceeds from issuance of Preferred Stock   . . .              -                 -           2,807,348
                                                      ---------------    --------------   --------------
          Net cash provided by financing activities         6,220,094         5,319,075        2,119,091
                                                      ---------------    --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . .           109,363         3,837,613          413,898
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . .         4,368,605           530,992          117,094
                                                      ---------------    --------------   --------------
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



Dated:   November 9, 1995


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