Form 10-Q/A
period 1995-06-30
CONQUEST INDUSTRIES INC
filed 1995-11-28
CIK 810328

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

              Yes  X                                   No
                  ---

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of June 30, 1995 was 9,158,677 shares.

                    CONQUEST INDUSTRIES INC. AND SUBSIDIARIES

                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated  Financial Statements

      Consolidated Balance Sheet                                               1-2

      Consolidated Statement of Operations                                      3

      Consolidated Statement of Stockholders' Equity                            4

      Consolidated Statement of Cash Flows                                     5-6

      Notes to Consolidated Financial Statements                               7-10

      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     11-23


PART II - OTHER INFORMATION                                                     24


SIGNATURE                                                                       25

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

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                June 30,
                                                                                 1995             June 30,          September 30,
                                                                               Pro-Forma            1995                1994
                                                                              ------------      ------------         ------------
CURRENT LIABILITIES:
  Accounts payable                                                            $  5,273,625      $  6,083,625         $  4,634,545
  Accrued expenses                                                               2,609,436         2,609,436            3,331,344
  Current portion of long-term debt                                                  -             1,500,000            1,500,000
  Notes payable - shareholder                                                        -               150,000                -
  Income taxes payable                                                              72,340            72,340               25,018
                                                                              ------------      ------------         ------------
      TOTAL CURRENT LIABILITIES                                                  7,955,401        10,415,401            9,490,907

LONG-TERM DEBT                                                                  18,396,349        17,443,349           16,705,849

COMMITMENTS AND CONTINGENCIES                                                                          -                    -

STOCKHOLDERS' EQUITY :
  Preferred stock, authorized 5,000,000 shares, issuable in series
    Series A, preferred stock, $.10 par value; 7,550 issued and
      outstanding (liquidation preference:  $93,257)                                   755               755                  755
    Series B, convertible redeemable preferred stock, no par
      value; 2,800,000 shares issued and outstanding                             2,000,000         2,000,000            2,800,000
    Series D, redeemable preferred stock, no par value;
      600,000 shares issued and outstanding ($200,000
      liquidation preference                                                         -               200,000                -
    Series E redeemable Preferred stock, no par value;
      800,000 shares issued and outstanding                                        800,000           800,000                -
  Common stock, $.01 par value; 25,000,000 shares authorized;
    10,273,921 shares issued and outstanding at June 30, 1995                      112,512           102,739               91,587
  Additional paid-in capital                                                    18,378,289        15,846,430           12,748,815
  Accumulated deficit                                                          (18,759,383)      (18,200,633)         (13,945,520)
  Foreign currency translation adjustment                                          (79,736)          (79,736)             (81,693)
                                                                              ------------      ------------         ------------
                                                                                 2,463,305           669,555            1,613,944
                                                                              ------------      ------------         ------------
                                                                              $ 28,815,055      $ 28,528,305         $ 27,810,700
                                                                              ============      ============         ============

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                          Three months ended June 30,         Nine months ended June 30,
                                                            1995              1994              1995              1994
                                                        ------------      ------------      ------------      ------------
NET SALES                                               $  8,810,363      $  9,262,559      $ 29,341,087      $ 30,676,828

COST OF SALES                                              5,631,474         5,746,151        18,779,667        18,748,075
                                                        ------------      ------------      ------------      ------------
GROSS PROFIT                                               3,178,889         3,516,408        10,561,420        11,928,753
                                                        ------------      ------------      ------------      ------------
OPERATING EXPENSES:
  Selling, distribution and administrative expenses        3,679,248         2,887,071        10,655,338         9,218,380
  Depreciation and amortization expense                      136,328            92,328           391,985           232,270
  Loss from commuter airline operation including
    cumulative adjustment of $1,916,000                    2,092,051                 -         2,703,059                 -
                                                        ------------      ------------      ------------      ------------
                                                           5,907,127         2,979,399        13,750,382         9,450,650
                                                        ------------      ------------      ------------      ------------
OPERATING INCOME (LOSS)                                   (2,728,738)          537,009        (3,188,962)        2,478,103
                                                        ------------      ------------      ------------      ------------
OTHER EXPENSES (INCOME):
  Interest expense                                           577,634           449,309         1,639,115         1,309,620
  Amortization of debt discount                              290,000                 -           775,000                 -
  Write off of registration costs                                  -           268,000                 -           268,000
  Other-net                                                   76,522            19,233           181,036            27,758
                                                        ------------      ------------      ------------      ------------
                                                             944,156           736,542         2,595,151         1,605,378
                                                        ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                         (3,672,894)         (199,533)       (5,784,113)          872,725
                                                        ------------      ------------      ------------      ------------
PROVISION FOR INCOME TAXES (BENEFIT)                      (1,230,000)         (101,450)       (1,739,000)          323,000
                                                        ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                       $ (2,442,894)     $    (98,083)     $ (4,045,113)     $    549,725
                                                        ============      ============      ============      ============
EARNINGS (LOSS) PER COMMON SHARE                        $      (0.26)     $      (0.03)     $      (0.46)     $       0.03
                                                        ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                   9,530,000         7,181,000         9,345,000         7,181,000
                                                        ============      ============      ============      ============

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)



                                                                          Preferred Stocks
                                                                  Series A                Series B
                                                              Shares    Amount       Shares       Amount
                                                               -----    -------     ---------  ------------
BALANCE - SEPTEMBER 30, 1994                                   7,550    $   755     2,800,000  $  2,800,000

  Net loss                                                         -          -             -             -
  Preferred stock dividend                                         -          -             -             -
  Net effect of Reallocation of purchase accounting
    for Conquest Airlines Corp.
  Issuance of Series D preferred stock in exchange for
    shareholder loans                                              -          -             -             -
  Issuance of common stock                                         -          -
  Translation of foreign currency                                  -          -             -             -
  Issuance of warrants in connection with debt                     -          -             -             -
  Series B exchanged for Series E                                                    (800,000)     (800,000)
                                                               -----    -------     ---------  ------------
BALANCE - June 30, 1995 (unaudited)                            7,550    $   755     2,000,000  $  2,000,000
                                                               =====    =======     =========  ============




                                                             Series D                   Series E               Common Stock
                                                        Shares       Amount      Shares         Amount     Shares         Amount
                                                        -------   ------------ ----------  ------------- ----------  -------------
BALANCE - SEPTEMBER 30, 1994                                   -           -                               9,158,676  $     91,587

  Net loss
  Net effect of Reallocation of purchase accounting
    for Conquest Airlines Corp.
  Preferred stock dividend
  Issuance of Series D preferred stock in exchange for
    shareholder loans                                    200,000       200,000
  Issuance of common stock                                                                                 1,115,245        11,152
  Translation of foreign currency
  Issuance of warrants in connection with debt
  Series B exchanged for Series E                                                 800,000       800,000
                                                         -------   -----------    -------       -------   ----------  ------------
BALANCE - June 30, 1995 (unaudited)                      200,000   $   200,000    800,000       800,000   10,273,921  $    102,739
                                                         =======   ===========    =======       =======   ==========  ============

                                                                                                 Foreign
                                                                                  Retained       Currency
                                                         Paid-in    Treasury      Earnings     Translation
                                                         Capital     Stock        (Deficit)     Adjustment    Totals
                                                        ----------  --------    -------------  -----------  -----------
BALANCE - SEPTEMBER 30, 1994                           12,748,815  $     -      $(13,945,520)   $ (81,693)  $1,613,944

  Net loss                                              1,286,000                 (4,045,113)               (3,950,113)
  Preferred stock dividend                                                          (210,000)    (210,000)
  Net effect of Reallocation of purchase accounting
    for Conquest Airlines Corp.
  Issuance of Series D preferred stock in exchange for
    shareholder loans                                     102,000                                              302,000
  Issuance of common stock                              1,559,615                                            1,570,767
  Translation of foreign currency                                                                   1,957        1,957
  Issuance of warrants in connection with debt            150,000                                              150,000
                                                       ----------  -------      -------------    ---------  -----------
BALANCE - June 30, 1995                                15,846,430  $     -      $(18,200,633)   $ (79,736)  $  669,555
                                                       ==========  =======       ============    =========  ===========

                       See notes to financial statements.

                   CONQUEST INDUSTRIES INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  Nine months ended June 30,
                                                                     1995           1994
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(4,045,113)  $   549,725
                                                                  -----------   -----------
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                               1,650,687       557,196
        Provision for bad debts                                        80,910        88,734
        Issuance of warrants as compensation                          102,000             -
        Deferred income taxes                                      (1,739,000)            -
        Cumulative losses from commuter airline operations          1,916,000             -
        Write off of registration costs                                             268,000

    Changes in assets and liabilities:
      Decrease in trade and other accounts receivable               1,248,654       246,371
      Decrease in inventories                                         553,260       350,749
      Increase in prepaid expenses and other current assets          (568,987)       (8,170)
      Increase in intangibles and other assets                       (325,864)     (629,949)
      Increase in accounts payable                                  1,449,080       198,332
      Increase in income taxes payable                                 47,322      (336,415)
      Decrease in accrued expenses                                   (731,863)     (228,160)
                                                                  -----------   -----------
          TOTAL ADJUSTMENTS                                         3,682,199       506,688
                                                                  -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (362,914)    1,056,413
                                                                  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (296,794)     (195,786)
  Cash paid for acquired business                                           -    (1,750,000)
  Cash of acquired airline subsidiary                                       -     5,934,663
  Other                                                                     -        12,058
                                                                   -----------   -----------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                     (296,794)    4,000,935
                                                                  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term financing                                  (1,125,000)   (5,096,755)
  Preferred stock dividends                                          (210,000)     (300,000)
  Proceeds from revolving credit line                                       -       100,000
  Proceeds from issuance of promissory notes, net                   1,123,369             -
  Proceeds from issuance of preferred stock                           200,000             -
  Proceeds from issuance of common stock                            1,570,767
  Effect of foreign currency exchange rate changes                      1,968        26,294
                                                                  -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                               1,561,104    (5,270,461)
                                                                  -----------   -----------
NET INCREASE (DECREASE) IN CASH                                       901,396      (213,113)

CASH AT BEGINNING OF PERIOD                                         1,007,880       791,038
                                                                  -----------   -----------
CASH AT END OF PERIOD                                             $ 1,909,276   $   577,925
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

    During the nine months ended June 30, 1995 the Company recorded losses from its commuter airline operation conducted by Conquest Air of approximately $2,703,000 including cumulative adjustments of $1,916,000 which have been treated as a real location of the purchase price of the commuter air operation and recorded as a credit to additional paid in capital (net of tax benefits of $630,000) at June 30, 1995.

    The $3,000,000 convertible promissory note will, upon Air LA's authorization of such preferred stock, (which is anticipated to occur in the month of August
1995), automatically convert into $3,000,000 of non-dividend bearing convertible preferred stock of Air LA, which in turn will be convertible, at the option of the Company, commencing not later than December 31, 1995, into shares of common stock of Air LA over a two year period at prevailing market prices for such common stock. Such convertible promissory note, and the convertible preferred stock, entitles the Company, at its discretion, to elect two members to the Board of Directors of Air LA.

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

The above discussion is as of the date this financial information was originally filed. For current information about Air L.A., see Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

    In June 1995 the Company reached tentative agreement with certain of its trade creditors whereby, subject to the effectiveness of a registration statement in respect of among others, these shares, and the further final agreement of such creditors to accept such shares, creditors of the Company holding trade indebtedness in the aggregate amount of approximately $700,000 have agreed to consider accepting up to 350,000 shares of common stock of he Company in extinguishment of such claims. (See Management's Discussion and Analysis for revised terms of the offer to such creditors.)

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

(a) Not included in the losses from commuter airline operations for the nine months ended June 30, 1995 are losses from June 20, 1994 (acquisition date) through Conquests fiscal year ended September 30, 1994 of approximately $950,000.

10.  ISSUANCE OF SERIES E PREFERRED STOCK

     In May 1995, the holders of 800,000 shares of Series B Preferred Stock agreed to exchange such shares of Series B Preferred Stock, on a share-for-share basis, for 800,000 shares of new Series E Preferred Stock of the Company. In conjunction with such exchange, the warrants issued to such holders in May 1995 (in conjunction with the amendment of the Series B Preferred Stock) were cancelled.

     The Series E Preferred Stock (a) is entitled to one vote per share, voting together with the Common Stock as a single class, (b) bears dividends payable semi-annually before any dividends are declared and paid on the Common Stock, but pari passu with the dividends on the Series B Preferred Stock, (c) is entitled to a preference of $1.00 per share on liquidation, dissolution or winding up of the Company (such amount to be junior to the liquidating preferences in respect of the Series A Preferred Stock, pari passu with the liquidation preferences in respect of the Series B Preferred Stock, and senior to any distributions in respect of the Common Stock), (d) is redeemable at the Company's option at any time and from time to time at a price of $1.00 per share, (e) may be converted into Common Stock at any time at the rate of 0.368 shares of Common Stock for each share of Series E Preferred Stock (subject to adjustment under certain circumstances), and
     (f) is subject to mandatory redemption, at the option of the holder, upon the consummation by the Company of a public offering of its securities in which the Company receives gross proceeds of $3,000,000 or more.

11.  SUBSEQUENT EVENTS

     At September 30, 1995, the Company was not in compliance with certain financial covenants under its loan agreement with its institutional lender. In connection with the October 20, 1995 refinancing of the Company's long term debt, any defaults under this previous debt agreement were cured. However, the Company is required to comply with several financial covenants under the new credit agreements, commencing December 31, 1995.

                                  MANAGEMENT'S
                           DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   General

      During the year ended September 30, 1994, the Company's continuing operations operated with positive cash flow. However, as a result of continuing cash demands of the Company's airline operation, as well as costs associated with the consolidation of the Company's recently acquired gaming subsidiary and a general softening of the coin-operated machine market, Wico Holding Corporation, (the Company's principal operating subsidiaries) generated lower than expected sales volume in the fourth quarter of fiscal 1994 and the first three quarters of fiscal 1995, resulting in a negative cash flow in the 1995 fiscal year to date and a shortage of working capital. The Company's principal sources of liquidity and working capital have been cash flow from operations for the fiscal years ending 1994 and loans and equity provided by investors, including certain affiliates, since September 30, 1994. Wico's operations generated positive cash flow in fiscal 1994, 1993 and 1992 in the amounts of approximately $1,761,000, $1,832,000 and $1,329,000, respectively. However, for the nine months ended June 30, 1995, operating cash flow was negative by $363,000 and total cash flow was positive by $901,000.

   Senior Secured Financings

      Prior Credit Agreement

      In addition to the private placements of securities described below, until October 20, 1995, the Company's principal sources of capital for operations was a combined term loan and revolving credit loan granted by National Westminster Bank USA (the "Bank") pursuant to a credit agreement between Wico and its operating subsidiaries and the Bank. The term loan, maturing in October 1998, had a principal balance of approximately $6,211,000
at June 30, 1995.   The revolving credit loan provided for a maximum borrowing of $13,000,000 (inclusive of outstanding letters of credit established for the Company). At June 30, 1995 and September 30, 1995, the full $13,000,000 maximum line of credit borrowing had been drawn
upon by the Company.   At June 30, 1995, the aggregate amount of borrowings
under the credit agreement was approximately $18,786,000. The maximum annual interest rates on both credit facilities was the Bank's prime rate plus 3.0% or
LIBOR plus 4.75%.   Both loans were secured by a first lien on substantially
all of the Company's consolidated assets, limited unsecured personal guarantees, each in the amount of $1,000,000, from Stephen R. Feldman, Chairman of the Board, and Bentley J. Blum, a principal stockholder and director of the Company, and stock pledges covering all of the Company's Common Stock now owned or hereafter acquired by certain of the Company's principal stockholders.

      Under the terms of the prior credit agreement, the Company was required to be in compliance with certain financial covenants, including attaining a minimum operating income before amortization of intangibles and other assets (as defined), a current ratio of 1.75:1 and minimum working capital of $6,300,000. At June 30, 1995 and at September 30, 1995, the Company was not in compliance with the minimum operating income and ratio of interest expense to
operating income covenant.   The Company obtained a waiver of its financial
covenant defaults at June 30, 1995 and such defaults at September 30, 1995 were waived in connection with the refinancing described below.

      The Refinancing

      On October 20, 1995, the Company consummated a refinancing of its senior secured indebtedness with Sanwa Business Credit Corp. ("Sanwa") and the Bank. Set forth below is a summary of the terms of the refinancing.

      Sanwa has provided a maximum $14,000,000 secured line of credit having a three year term expiring September 30, 1998. Advances under such line of credit are based upon percentages of eligible accounts receivable (85%), eligible raw materials and finished goods inventories (55%) and eligible work-in-process inventories (20%) of the "Borrower" (defined in the credit agreement as Wico Corporation). The Borrower also received a $500,000 overadvance line which must be repaid on an annual basis. The line of credit facility bears interest at a bank prime rate plus 1.5% or (at the Borrower's option) based on the LIBOR rate plus 4.25%.

      At the October 20, 1995 closing of the revolving credit facility, the Borrower drew down advances of approximately $7,400,000, of which approximately $6,000,000 was used to retire its revolving credit indebtedness to the Bank under its existing credit agreement, and the balance was retained for working capital purposes and the payment of certain accrued obligations.

      Under the Sanwa line of credit facility, the following financial covenants are required to be complied with:

      *          The Borrower and its parent corporation, Wico Holding Corp.
                 (the "Parent") are obligated to maintain an interest coverage ratio of not less than 1.00 to 1.00. "Interest coverage ratio" is defined as the ratio of (i) consolidated net income of the Parent for the applicable period, plus interest and income taxes deducted for such period, to (ii) interest of the Borrower paid or accrued for such period.

      * The Parent is obligated to maintain a debt service ratio of not less than 1.25 to 1. "Debt service ratio" is defined as the ratio of (i) consolidated net income of the Parent plus interest, income taxes, depreciation, amortization and losses attributable to the sale of assets outside the ordinary course of business which are deducted in determinating such consolidated net income in such period, to (ii) interest, capital leases, taxes and preferred dividend payments by the Parent and principal payments of indebtedness and capital expenditures.

      * For each of the fiscal periods set forth below, the Parent is required to maintain not less than the following "EBITDA" (defined as the Parent's consolidated net income (or loss) before deductions for interest, taxes, depreciation and amortization for such period):


                                  Period                      Amount
                                  ------                   -----------

                          10/1/95 through 12/31/95          $1,410,000
                          10/1/95 through  3/31/96          $2,270,000
                          10/1/95 through  6/30/96          $2,700,000

                          10/1/95 through  9/30/96          $3,567,100
                          10/1/96 through 12/31/96          $1,460,000
                          10/1/96 through  3/31/97          $2,360,000
                          10/1/96 through  6/30/97          $2,810,000
                          10/1/96 through  10/1/97          $3,717,000
                          Each October 1 thereafter
                          through the immediately
                          following December 31             $1,460,000
                          Each October 1 thereafter
                          through the immediately
                          following March 31                $2,360,000
                          Each October 1 thereafter
                          through the immediately
                          following June 30                 $2,810,000
                          Each October 1 thereafter
                          through the immediately
                          following September 30            $3,717,000

      * For each of the fiscal periods set forth below, the Company is required to maintain not less than the following "Adjusted Net Worth" (defined as the consolidated net worth of the Company and its consolidated subsidiaries, including the Parent, Wico Corporation and the subsidiaries of Wico Corporation):

                                  Period                       Amount
                                  ------                    -----------
                          10/20/95 through 12/31/95         $1,800,000
                          1/1/96 through  3/31/96           $2,200,000
                          4/1/96 through  12/31/96          $2,800,000
                          1/1/97 through  3/31/97           $3,300,000
                          4/1/97 through  9/30/97           $3,700,000
                          10/1/97 through 12/31/97          $4,000,000
                          1/1/98 through  3/31/98           $4,300,000
                          From 4/1/98 and thereafter        $4,700,000

      With respect to the foregoing covenants, the Adjusted Net Worth covenant is the only financial covenant which is based upon the consolidated stockholders' equity of the Company and its consolidated subsidiaries. All of the remaining covenants are measured by the operating results of the Parent and its subsidiaries. The interest coverage ratio, debt service ratio and minimum EBITDA requirements under the credit agreement exclude corporate expenses attributable to the Company which are unrelated to the Parent and its subsidiaries, or any losses attributable to the business operated by Conquest
Air or resulting from its sale to Air LA.   On a pro-forma basis, the Company's
Adjusted Net Worth was $2,463,000 at June 30, 1995. The Company also believes that it and Wico and its consolidated subsidiaries will be in compliance with such financial covenants as at December 31, 1995 (the first such compliance period required under the credit agreement). There is, however, no assurance that the Company or its subsidiaries will not be in default of any or all of such financial covenants at December 31, 1995 or in future fiscal periods.

      Simultaneous with the closing of the contemplated Sanwa revolving credit facility, Wico and its subsidiaries entered into an amended and restated term loan agreement with the Bank, pursuant to which the outstanding balance of approximately $12,536,000 owed to the Bank (net of the $6,000,000 payment from the Sanwa line of credit) was extended to September 2000 requiring the payment of interest only (at an annual rate of the Bank's prime rate plus 1.5%) through September 1996 and thereafter amortizing on a monthly basis as to principal in the annual amount of $250,000 in fiscal 1997, $500,000 in fiscal 1998, $750,000 in fiscal 1999, $1,000,000 in fiscal 2000, with a final balloon payment of approximately $10,100,000 due in September 2000.

      Repayment of the Sanwa revolving credit facility is secured by a first priority lien and security interest on all accounts receivables, inventories, contract rights and general intangibles of the Borrower and other
subsidiaries of the Parent.   Repayment of the Bank's restated term loan is
secured by a first priority lien and security interest on all real property, machinery, equipment, leasehold improvements other fixed assets of Wico and its subsidiaries, by a second lien and security interest on the assets securing the Sanwa revolving credit facility, and by the limited personal guarantees of Stephen R. Feldman, Chairman of the Board of the Company (in the amount of $1,000,000), and of Bentley J. Blum, a principal stockholder and director of the Company (in the amount of $3,000,000), together with stock pledges in favor of the Bank covering all of the outstanding shares of Common Stock of the Company now owned or hereafter acquired by certain of its principal stockholders, including Bentley J. Blum and Iris Feldman, the wife of Stephen
R. Feldman. In addition, Mr. Blum pledged to the Bank certain personal real estate related assets as collateral for his $3,000,000 guaranty.

     The obligations of the Company and its subsidiary under the credit agreements are cross-defaulted, so that upon the occurrence of an event of default under either of the credit agreements, both lenders could declare all indebtedness to be immediately due and payable and would be entitled to exercise the rights of secured credits and foreclose upon substantially all of the assets of the Company, Wico and its subsidiaries.

     The lending agreements with both Sanwa and the Bank contain other restrictions on the Parent, the Borrower and its subsidiaries, requiring the consent of the lenders in connection with the making of any acquisition, incurred of additional indebtedness (other than specified permitted indebtedness) payment of dividends, issuance of additional securities or making of annual capital expenditures in excess of prescribed amounts.

   Private Placements

      In November 1994, the Company sold $2,737,500 of its securities in a private placement of units. Each unit ("Unit") consisted of a $25,000 principal amount 10% convertible promissory note (the "Private Placement Notes") due September 1996. The Private Placement Notes are convertible into shares of the Company's Common Stock at a price per share equal to 80% of the closing bid price of the Common Stock on the date of conversion. Pursuant to the terms of the 1994 Private Placement, in the event and to the extent that holders of the Private Placement Notes convert such notes into shares of Company Common Stock, they would also receive warrants (the "1994 Private Placement Warrants"), entitling them to purchase 0.02 shares of Company Common Stock for each $1.00 of 10% Private Placement Notes so converted (a maximum of 54,750 warrants if all $2,737,500 of Private Placement Notes are converted), at an exercise price of $11.75 per share. The 1994 Private Placement Warrants, if and to the extent issued are exercisable through June 20, 1999.

      In June 1995, the Company entered into an agreement with Rickel, pursuant to which Rickel agreed to use its best efforts to solicit from the holders of the Private Placement Notes their written consents to exchange their 10% convertible Private Placement Notes for 12% non-convertible Exchange Notes.

      In consideration of accepting such exchange offer of 12% non-convertible Exchange Notes for 10% Private Placement Notes, the Company has agreed to pay to holders of Private Placement Notes an amount in cash equal to $0.20 for each $1.00 of Private Placement Notes exchanged for a like principal amount of 12% Exchange Notes (an aggregate of $547,500 if all $2,737,500 of Private Placement Notes are exchanged for $2,737,500 of 12% Exchange Notes). Cash payments are to be made by the Company on or before the December 31, 1995 expiration date of the exchange offer. Such cash payments are in addition to, and not in lieu of, the Company's obligation to pay principal and interest on the 12% Exchange Notes, when due.

      In May 1995, pursuant to agreements entered into in April 1995, the Company authorized for issuance 800,000 shares of redeemable Series E Preferred Stock, in exchange for a like number of shares of Series B Preferred Stock.
The holders of the Series E Preferred Stock are entitled to demand redemption of such securities, at par, in the event that the Company receives gross proceeds of $3,000,000 or more from any public offering of securities.
Although the Company will not receive $3,000,000 of gross proceeds from the sale of the 2,975,000 Company Shares, the holders of the Series E Preferred Stock may seek to compel redemption in the event the Company receives proceeds from the exercise of any or all of the 2,068,407 Class B Warrants, Underwriter's Warrants and/or Class Z Warrants offered hereby. The Company (i) does not believe that the intent of the agreement with the holders of the Series E Preferred Stock was that cash proceeds which may be received at some indefinite time in the future from exercise of an offering of Warrants were to have been included in the $3,000,000 threshold, and (ii) based on an average exercise price of approximately $5.02 per Warrant Share, does not anticipate that such Class B Warrants, Underwriter's Warrants or Class Z Warrants will be exercised in the foreseeable future.

      In June and July, 1995, the Company sold an aggregate of 2,082,147 shares of Common Stock in the 1995 Private Placement, yielding gross proceeds of approximately $2,935,827. Out of such gross proceeds, $350,000 has been utilized to redeem $200,000 of the Company's Series D Preferred Stock held by an affiliate of Bentley J. Blum and to repay a $150,000 loan made to the Company by such affiliate, and the balance of such proceeds has been and continues to be utilized for working capital.

   Sale of Conquest Air

      From and after the Wico Merger, the Company's airline operation used approximately $2,200,000 in cash through June 30, 1995. The airline operation has continued to operate unprofitably and generate negative cash flow from its operations. On January 1, 1995, the Company implemented across the board fare increases, and in February 1995, the Company was successful in negotiating with its lessors to terminate the leases of three of its aircraft which reduced the fleet to six aircraft (compared with 16 aircraft at the time of the Wico Merger). In connection with its termination of the leases on the three aircraft, the Company agreed to settle the outstanding balance due under the remaining term of such lease for approximately $350,000 and agreed to pay a former supplier of maintenance services approximately $200,000. Both such amounts are due by January 31, 1996.

      The foregoing measures, together with other cost reductions, reduced (but did not eliminate) the continuing losses in the airline operation. Due to the negative cash flow in the airline operation, Conquest Air was also in default of its lease payments under the leases for its six aircraft, and has received default notices from the lessors in respect of four of the six aircraft. On June 30, 1995, the Company sold the stock of Conquest Air to Air LA in consideration for (i) a $3,000,000 convertible promissory note of Air LA (automatically convertible into $3,000,000 of convertible preferred stock of Air LA upon authorization of such shares by the Air LA stockholders), (ii) an 8% $1,000,000 Air LA note, and (iii) Air LA's assumption of the obligation to repay to the Company $2,000,000 of accrued indebtedness of the former Conquest
Air subsidiary, evidenced by a separate 8% Air LA note.   The $3,000,000
convertible note (and any preferred stock into which the note is converted) will be convertible, at the option of the Company, either (a) commencing not later than December 31, 1995, into shares of common stock of Air LA over a two-year period at prevailing market prices for such common stock, or (b) if Air LA has not completed a contemplated public financing by such date, the preferred stock will be convertible at any time in whole or in part by the Company from and after January 1, 1996 at prevailing market prices of Air LA common stock. The $1,000,000 note and $2,000,000 note will, subject to certain mandatory prepayments out of the proceeds of equity offerings by Air LA, be repayable in quarterly principal installments of $75,000 each (in the aggregate as between the two notes) commencing not later than September 30, 1996, with all remaining unpaid principal becoming due and payable in a balloon payment due June 30, 2000. To assist Air LA in closing the transaction pending receipt of an anticipated debt refinancing of Air LA to be secured by both its assets and the acquired Conquest Air assets, at the closing of the sale to Air LA, the Company made Air LA a $250,000 loan due on the earlier of such refinancing or July 31, 1995. Such loan remains outstanding, and the Company has not demanded repayment pending Air LA's pursuit of debt refinancing.

      Under the terms of the sale of Conquest Air, Air LA: (i) agreed to cure certain defaults of Conquest Air to its six remaining aircraft lessors incurred during prior to the June 30, 1995 sale date (an aggregate of approximately $400,000 of overdue lease payment installments as at June 30, 1995), and (ii) assumed the ongoing obligations under such aircraft leases. However, to date, Air LA has been unable to cure $192,000 of such pre-existing defaults, and the Company has been advised by certain of such lessors that Air LA has been late in making approximately $248,000 of periodic monthly installment payments due from July 1, 1995 to October 31, 1995. Monthly payments under each of the remaining six aircraft leases, which have remaining terms at October 31, 1995 of between 18 and 24 months, range from $15,000 per month to $20,500 per month, and aggregate $105,500 per month as to all such leases. Accordingly, the Company remains contingently liable for such defaults in the aggregate amount of $2,206,000 of rental payments, plus costs of collection and late fees,
unless paid by Air LA.   Although Air LA has advised that it intends to bring
current all aircraft lease payment obligations incurred both prior and subsequent to June 30, 1995 upon completion of its contemplated debt refinancing, such refinancing and other projected financing which Air LA is seeking to obtain have been delayed, and there is no assurance that it will be successful in obtaining any financing or otherwise curing such lease payment defaults.

      Air LA has received a financing commitment from a lender to provide a refinancing of its indebtedness secured by all of its assets, including the acquired assets owned by its Conquest Air subsidiary. In light of its significant recent losses from operations, the consummation of such debt financing within the next 90 days, as well as a contemplated public offering of Air LA equity securities (estimated to occur in the first half of calendar
1996), will be of material importance to Air LA's ability to both cure the Company's defaults to the Conquest Air aircraft lessors and to meet its purchase price obligations to the Company.

OFFER OF CREDITORS SHARES

      In order to reduce its indebtedness and improve its equity position, the Company has entered into agreements with certain of its creditors, including two law firms and the stockholders of Feldman Radin & Co., P.C., an accounting firm with which Stephen R. Feldman is a principal stockholder, who hold accounts payable and other indebtedness of the Company aggregating $931,000 at October 31, 1995 to purchase from the Company an aggregate of 881,631 Creditors Shares have been registered.

RESULTS AND PLAN OF OPERATIONS OF AIR LA

      The following summarized financial data and discussion relates to the financial statements, results of operations and plan of operations of Air LA for the nine months ended March 31, 1995. Such information has been derived from Air LA's Form 10-QSB filed with Securities and Exchange Commission for the quarter ended March 31, 1995. The financial information as of March 31, 1995 and for the nine months then ended for Air LA is the most current financial information on record with the Securities and Exchange Commission.


      Summary Results of Operations Data  (In thousands)
      ----------------------------------
      Operating revenues                           $ 3,175
      Operating expenses                             8,325
      Operating loss                                (5,150)
                                                     ------
      Net Loss                                     $(5,376)
                                                     =====
      Net Loss per share                           $  (.66)
                                                      =====
      Certain Balance Sheet Data
      --------------------------
      Current assets                               $   672
      Total assets                                   2,564
      Current liabilities                            3,577
      Working capital deficiency                    (2,905)
      Stockholders' equity                         $(1,013)


Comparison of Nine Months Ended March 31, 1995 to Nine Months Ended March 31, 1994 for Air LA.

Operating Revenues. Revenues increased to $3,175,224 during the 1995 period compared to $621,167 during the 1994 period. In the 1994 period, Air LA operated two Metro 23 aircraft put into service late in March 1994. In the 1995 period, Air LA operated six Metro 23 aircraft and served 15 cities during the period.

Operating Expenses. Flight operations increased to $3,575,113 in the nine months ending March 31, 1995 compared to $777,648 in the nine months ended March 31, 1994. This is primarily due to the additional aircraft and Air LA's expansion of service.

      Maintenance expenses increased to $1,297,377 for the nine months ended March 31, 1995, compared to $479,680 for the nine months ended March 31, 1994. A Metro 23 based in St. Paul required substantially more maintenance than normal in the 1995 period. In April, 1995, the aircraft was returned to the lessor.

      Aircraft and traffic services increased to $1,394,879 during the nine months ended March 31, 1994 compared to $368,402 for the nine months ended March 31, 1994. The increase was due primarily to the addition of service to new cities.

      Sales and marketing increased substantially to $884,841 during the 1995 period compared with only $187,559 during the 1994 period.

      General and administration increased to $1,175,073 during the nine months March 31, 1995 compared with $182,559 for the nine months ended March 31, 1994. Most of this increase was attributable to the increase in the number of personnel required to run Air LA's expanded operations.

      Other expenses increased overall to $124,367 for the nine months ended March 31, 1995 compared with $24,128 for the nine months ended March 31, 1994.

Liquidity and Capital Resources for Air LA

      On December 31, 1994 Air LA had $75,738 in cash and $289,289 in accounts receivable. On March 31, 1995 Air LA had $(138,430) in cash and $423,165 in accounts receivable. The reduction in cash resulted from losses incurred in the quarter. Revenue increased from $231,725 in the three months ended December 31, 1994 to $1,149,075 for the three months ended March 31, 1994. Notwithstanding continuing growth in revenue, management views current cash as inadequate to meet the ongoing operational requirements of Air

LA. further, Air LA is seriously in arrears with many of its vendors. For the most part, key vendors have continued to provide services and products, many being paid on cash basis. However, several key vendors including Fairchild aircraft, the lessor of Air L.A.'s five Metroliner aircraft, and the Los Angeles Department of Airports have recently sent default notices to Air LA requiring timely payment under threat of withdrawal of the goods or services that they provide.

      In order to raise additional cash for current operations and continuing expansion, Air LA reduced the exercise price on 1.25 million options from $1.50 to $1.00. This offer, originally limited to the one month between November 15 and December 15, 1994 was extended until February 15, 1995. Air LA raised $1,004,758 in additional working capital through the exercise of these options. Further, through May 8, 1995, Spelman & Co., Inc. secured a $575,000 loan for Air LA, based on a secured note. Air LA has sought an additional $500,000 in debt financing and anticipates that, based on forecast cost reductions and revenue growth, that it may still need to raise an additional $250,000 in order to meet ongoing operational requirements for the next 60 to 90 days at which time it is forecast that Air LA will have significantly reduced its losses or achieved a breakeven. Preliminary indications of approval for this loan have been received by Air LA, but there can be no guarantee that this transaction will be completed. Furthermore, critical to the continuation of the business will be the cooperation of current vendors with whom Air LA must reach agreements for the continuing provision of goods and services until such time as a larger financing or adequate positive cash flows can be achieved to settle accounts owing.

      In order to offset the continued losses incurred through its west coast operations, on January 30, 1995 Air LA entered into a transaction to purchase the assets, principally the goodwill and ongoing service, of Capitol Air serving routes in the midwest between St. Paul, Chicago Midway Airport and Milwaukee. Capital Air, whose assets were purchased in a non-cash transaction in exchange for 800,000 shares of Air LA common stock and options to buy an additional 700,000 shares at $1.75 per share, while not profitable at the time of the acquisition, was generating significantly higher revenue per aircraft in serve than Air LA on the west coast.

      In June, 1994, with funds raised in its public offering, Air LA began an expansion with the goal of having ten new aircraft in service within twelve months. The business plan, based predominantly on an expansion into Mexico, was modified to incorporate the recommendations of a consultant provided by Fairchild Aircraft and an operational hub and maintenance facility was established at Ontario Airport. Ontario had been newly designated an international facility in February, 1994. Due to disappointing traffic, within months all international service into Ontario. Due to disappointing traffic, within months all international service into Ontario was withdrawn. Because of continuing lease obligations on its maintenance facility, Air LA was the last carrier to discontinue international service into Ontario. Air LA's operations continued until Fall, 1994. It was not until February, 1995 that Air LA was able to move, albeit on a temporary basis, its maintenance operations to Long Beach. The disappointing results at Ontario ultimately resulting in the company having to significantly change its hub-based strategy and resulted in significant losses in second and third quarters of fiscal 1995.

      Additional events outside the control of Air LA included financial problems at Aeromexico, weather problems and heavy flooding in California from the worst winter in decades, heavy competition and fare wars between Southwest Airlines and the newly formed United Shuttle resulted in continuing high losses as Air LA sought to find and establish itself in markets where it was relatively protected from completion. As a result of rapidly accelerating changes in the west coast market place and Air LA's deteriorating financial condition, management sought to diversify its operations into other areas as a way to broaden the base of Air LA's business. Air LA purchased the Capitol Air routes based in St. Paul, Minnesota, and on January 27, 1995 began to deploy a portion of its fleet to the midwest with the initiation of service on the route between St. Paul City Airport and Chicago Midway Airport. Additional service to Warroad, Minnesota is scheduled to commence in May, 1995.

      In April, 1995, a number of the senior executive officers of Air LA resigned their positions. A new management team was appointed by the Board of directors based on a their plan to significantly reduce Air LA's expenses while increasing revenue. At the time of the public offering it was difficult to acquire reliable used Metroliner aircraft. Further, management believed that as a start up operation Air LA's performance would be greatly enhanced through the reliability of new aircraft and the warranties and other support from the manufacturer would significantly reduce direct operating cost. Management believed that the higher cost of new aircraft would be offset by these factors. As a result Air LA entered into a contract to purchase ten new Fairchild Metro-23 aircraft. At March 31, 1995, Air LA owes significant back payments for aircraft leases to Fairchild, which has already notified Air LA of its default, and there can be no guarantee that Air

LA will be successful in its negotiations with Fairchild to retain the use of the aircraft while replacements are sought.

      Although the new management team's plan is for Air LA to achieve approximately break even financial results within 60 to 90 days, those results are predicated on Air LA successfully raising additional working capital of between $500,000 and $750,000 in addition to the loans arranged through Spelman & Co., Inc. There can be no guarantee that such additional funds will be raised. The success of the plan is also predicated on continuing cooperation from vendors, some of whom have already notified Air LA that a default exists. There can be no guarantee that vendors will continue to provide goods and services on an ongoing basis. Without additional working capital and the ongoing provision of goods and services from vendors, the continuation of Air LA's business will be in serious jeopardy.

EFFECTS OF CONQUEST AIR ON FUTURE COMPANY RESULTS OF OPERATIONS

      The Company will account for its investment in Air L.A. on the equity method. As the present time, based upon information provided by Air L.A., the Company has been informed that its equity ownership for purposes of accruing losses is 15%. In addition, the Company will quarterly evaluate the carrying value of its investment for impairment based upon its estimate of the undiscounted cash flows it expects to receive from Air L.A.

Seasonality

    Wico's consumer products segment experiences its peak sales during the Christmas holiday selling season. Due to the importance of the Christmas selling season, net sales relating thereto constitute a disproportionate amount of net sales for the entire year and all of Wico's income from operations of this segment. Unfavorable economic conditions affecting retailers generally during the Christmas selling season in any year could materially adversely affect Wico's results of operations for this segment. Wico must also make decisions regarding how much inventory to buy in advance of the season in which it will be sold. Signficant deviations from projected demand for products can have an adverse effect on Wico' sales and profitability for this segment.

Inflation

     To date, inflation has not had a material effect on Wico's operations.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Selected Financial Data" included elsewhere in this Prospectus. Prior to the Wico Merger, the Company's primary business was the operation of the turbo-prop airline operations and its jet airline operations. The Company sold its jet operations in June 1994 (prior to the Wico Merger) and has sold its turbo-prop operations in June 1995.

OVERVIEW

     The Company's results of operations are impacted by trends in the coin-operated machine market as well as those of consumer video game entertainment activities. Sales of the Company's distribution segment have been essentially flat reflecting the soft condition of the coin-operated machine market. Although sales of the Company's consumer segment are less in the nine months ended June 30, 1995 than for the comparable nine-month period in fiscal 1994, management expects an increase in consumer products in fiscal 1995 will equal or exceed sales levels in such segment for fiscal 1994, Management believes that consumer products sales will continue to reflect the increased popularity of personal computer based video entertainment.

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

    During the three months ended June 30, 1995 the Company recorded losses from its commuter air operation conducted by Conquest Air of approximately $2,092,000 including cumulative adjustments of $1,916,000 which have been treated as a reallocation of the purchase price of the commuter air operation.

    Interest expense (including the amortization of deferred debt discounts and fees of $290,000 in the current year period, as opposed to none in the comparable prior year period) increased from $449,000 to $868,000. The increase is attributable to a combination of higher borrowings at higher interest rates as well as the amortization of deferred debt discounts in the current year period.

    The Company recorded a loss before taxes of $3,673,000 and a net loss of $2,443,000 for the three - month period ended June 30, 1995. The result was due to reduced parts and supplies sales, a change in the consumer product division's product mix, as well as the reorganization of Wico Gaming, amortization charges of $290,000 as discussed above, and a loss on airline operations of $2,092,000.

Nine months ended June 30, 1995 compared to Nine months ended June 30, 1994:

                                                          Nine Months
                                                             Ended
                                                            June 30,
                                                   -------------------------
                                                      1995            1994
                                                   -------------------------
                                                         (In Thousands)
   Sales:
                     Distribution                  $ 23,230         $ 24,836
                     Consumer products                4,451            5,841
                     Gaming                           1,660                -
                                                   -------------------------
                                                     29,341           30,677

   Gross Profit:
                     Distribution                     8,456            9,539
                     Consumer products                1,952            2,390
                     Gaming                             153                -
                                                   -------------------------
                                                     10,561           11,929

   Selling, Distribution and Administrative          10,655            9,218
   Amortization                                         392              232
   Loss From Airline Operations                       2,703                -
   Interest Expense                                   2,414            1,310
   Amortization Of Debt Discount                        775                -
   Other Expense                                        181              296
   Income (Loss) From Continuing
      Operations Before Income Taxes                 (5,784)             873
   Net Income (Loss)                                  4,045             550


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

    Selling, distribution and administration expenses for the nine months ended June 30, 1995 were $10,655,000 (approximately 36.3% of sales) as compared to $9,218,000 (30% of sales) for the comparable prior year period. The 15.6% increase was largely the result of the inclusion of Wico Gaming, which accounted for $634,000 of expenses.

    Amortization of intangibles was approximately $392,000 in the current period and $232,000 in the prior year period. This increase is primarily attributable to amortization of goodwill and deferred costs incurred in connection with acquisitions and debt refinancing.

    During the nine months ended June 30, 1995, the Company recorded losses from its commuter air operation conducted by Conquest Air of approximately $2,703,000, including cumulative adjustments of $1,916,000 which have been treated as a reallocation of the purchase of the commuter air operation.

    Interest expense increased from $1,310,000 to $1,639,000. The increase is a combination of higher borrowings as well as higher interest rates. Amortization of debt discounts and deferred loan costs was $775,000 in the current year period (none in the comparable prior year period).

    The Company recorded a loss from continuing operations before tax benefit of $5,784,000 and a net loss of $4,045,000 for the nine months ended June 30, 1995. The result was due to reduced parts and supplies sales and gross margins, as well as the reorganization of Wico Gaming, a charge of $775,000 relating to the amortization of debt discounts recorded in the fourth quarter of fiscal 1994, and a loss from airline operations of $2,703,000. A deferred income tax benefit of approximately $1,739,000 was recorded as a result of the tax benefits of the operating losses incurred. Management believes that the total deferred tax benefits, aggregating approximately $1,857,000 as of June 30, 1995 will be recovered by the generation of financial reporting and taxable income prior to the expiration of such net operating losses.

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